Form 10-Q
period 2010-10-31
NEW MEDIA INSIGHT GROUP, INC.
filed 2010-12-09
CIK 1493040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 333-168193

New Media Insight Group, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-2235001
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

PO Box 4132 Kailua-Kona, HI 96745-4132
(Address of principal executive offices)

(808) 315-6666
(Registrant’s telephone number, including area code)

68 – North Kaniku Drive, Suite 1205 Kamuela, HI 96734 (808) 639-3333
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes []  No [X]  *Registrants has not been subject to such filing requirements for 90 days as of the date of filing this Quarterly Report.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X ]

As of November 30, 2010, there were 3,375,000 shares of the issuer’s common stock, par value $0.001, outstanding.

NEW MEDIA INSIGHT GROUP, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2010

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form S-1/A filed with the SEC on September 27, 2010. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

INDEX TO INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 29, 2010 (INCEPTION) TO OCTOBER 31, 2010

Page

Balance Sheets as of October 31, 2010 (unaudited) and April 30, 2010

4

Interim Statements of Operations for the three and six months ended

October 31, 2010 (unaudited) and for the period from March 29, 2010

(Inception) to October 31, 2010 (unaudited)

5

Interim Statement of Changes in Stockholders’ Equity for the period beginning

March 29, 2010 (Inception) to October 31, 2010 (unaudited)

6

Interim Statements of Cash Flows for the six months ended October 31, 2010 (unaudited)

and cumulative from March 29, 2010 (Inception) to October 31, 2010 (unaudited)

7

Notes to Interim Financial Statements (unaudited)

8

New Media Insight Group, Inc. (A Development Stage Company)
Balance Sheets

	As of	As of
	October 31,	April 30,
	2010	2010
	(Unaudited)
ASSETS
Current Assets
Cash	$12,356	-
Prepaid legal fees	-	3,515
Total Current Assets	12,356	3,515

TOTAL ASSETS	$12,356	$3,515

LIABILITIES AND STOCKHOLDERS’ EQUTIY

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$1,645	$-
Due to shareholder (note 5)	-	359

TOTAL LIABILITIES	1,645	359

STOCKHOLDERS’ EQUITY (note 3)
Preferred stock, par value $0.001, 25,000,000 shares
authorized, none issued and outstanding		-
Common Stock, par value $0.001, 100,000,000 shares authorized,
2,362,500 (April 30 - 1,000,000) shares issued and outstanding	2,362	1,000
Additional paid-in capital	22,138	4,000
Deficit accumulated during the development stage	(13,789)	(1,844)
Total Stockholders’ Equity	10,711	3,156

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,356	$3,515

The accompanying notes are an integral part of these financial statements

New Media Insight Group, Inc. (A Development Stage Company)
Interim Statements of Operations
(Unaudited)

			Cumulative
	Three Months	Six Months	From Inception
	Ended	Ended	(March 29, 2010) to
	October 31,	October 31,	October 31,
	2010	2010	2010

REVENUES:	$-	$-	$-

OPERATING EXPENSES:
General and administrative	-	17	51
Professional fees	4,928	11,928	13,738
Total Operating Expenses	4,928	11,945	13,789

OTHER INCOME AND EXPENSE	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(4,928)	$(11,945)	$(13,789)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.01)

Weighted Average Number of Common Shares Outstanding	2,362,500	2,210,314

The accompanying notes are an integral part of these financial statements.

New Media Insight Group, Inc. (A Development Stage Company)
Interim Statement of Changes in Stockholders’ Equity
For the Period Beginning March 29, 2010 (Inception) to October 31, 2010

	Common Shares		Additional Paid-In	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Balance- March 29, 2010 (Inception)	-	$-	$-	$-	$-

Common shares issued for cash at
$0.005 per share, March 29, 2010	1,000,000	1,000	4,000	-	5,000
Loss for the period	-	-	-	(1,844)	(1,844)

Balance – April 30, 2010	1,000,000	1,000	4,000	(1,844)	3,156

Common shares issued for cash at
$0.005 per share, May 10, 2010	1,000,000	1,000	4,000	-	5,000
Common shares issued for cash at
$0.04 per share, June 22, 2010	362,500	362	14,138	-	14,500
Loss for the period (unaudited)	-	-	-	(11,945)	(11,945)

Balance – October 31, 2010 (unaudited)	2,362,500	$2,362	$22,138	$(13,789)	$10,711

The accompanying notes are an integral part of these financial statements.

New Media Insight Group, Inc. (A Development Stage Company)
Interim Statements of Cash Flows
(Unaudited)

		Cumulative
	Six Months	From Inception
	Ended	(March 29, 2010) to
	October 31,	October 31,
	2010	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(11,945)	$(13,789)
Adjustments to reconcile net loss to net cash used in operations:
Changes in operating assets and Liabilities:
(Increase) decrease in prepaid legal fees	3,515	-
Increase (decrease) in accounts payable and accrued liabilities	1,645	1,645
Net cash used in operating activities	(6,785)	(12,144)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from (payment to) related party	(359)	-
Issuance of common stock for cash	19,500	24,500
Net cash provided by financing activities	19,141	24,500

Net increase in cash and cash equivalents	12,356	12,356

Cash and cash equivalents - beginning of period	-	-

Cash and cash equivalents - end of period	$12,356	$12,356

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financials.

New Media Insight Group, Inc. (A Development Stage Company)
Notes to Interim Financial Statements
October 31, 2010
(Unaudited)

NOTE 1 -

ORGANIZATION AND DESCRIPTION OF BUSINESS

New Media Insight Group, Inc. (the “Company”) was incorporated on March 29, 2010 in the State of Nevada, U.S.A.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is April 30.

The Company is a developmental stage company and plans to operate as an internet marketing business providing clients with the latest in new media advertising solutions. We will specialize in developing client websites using a Wordpress platform that maximizes search engine optimization (SEO) results, as well as incorporating  a selection of social media (Twitter, Facebook, Linked-in)  tools to create highly specialized internet marketing campaigns.  The Company’s activities have been limited to its formation and the raising of equity capital.

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates. The Company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $12,356 and $0 in cash and cash equivalents at October 31, 2010 and April 30, 2010, respectively.

Start-Up Costs

In accordance with FASC 720-15-20, “Start-up Costs”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Net Income or (Loss) Per Share of Common Stock

The Company has adopted FASC Topic No. 260-10-20, “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.

New Media Insight Group, Inc. (A Development Stage Company)
Notes to Interim Financial Statements
October 31, 2010
(Unaudited)

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Income or (Loss) Per Share of Common Stock (continued)

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months	Six Months
	Ended	Ended
	October 31,	October 31,
	2010	2010
Net loss applicable to Common Shares	$(4,928)	$(11,945)

Weighted average common shares
outstanding (Basic)	2,362,500	2,210,314
Options	-	-
Warrants	-	-
Weighted average common shares
outstanding (Diluted)	2,362,500	2,210,314

Net loss per share (Basic and Diluted)	$(0.00)	$(0.01)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables it will likely incur in the near future.  The Company places its cash and cash equivalents with financial institutions of high credit worthiness.  At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.  The Company’s management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with FASC Topic No. 605, “Revenue Recognition.”  Revenue will consist of internet sales income and will be recognized only when all of the following criteria have been met:

i)

Persuasive evidence for an agreement exists;

ii)

Delivery has occurred;

iii)

The fee is fixed or determinable; and

iv)

Revenue is reasonably assured.

New Media Insight Group, Inc. (A Development Stage Company)
Notes to Interim Financial Statements
October 31, 2010
(Unaudited)

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In June 2009, the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Standards (“SFAS”) No. 165 (ASC Topic 855), “Subsequent Events”, SFAS No. 166 (ASC Topic 810), “Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140”, SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R),” and SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162” were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2010-19 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2010-26 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 3 -   CAPITAL STOCK

Authorized Stock

The Company has authorized 100,000,000 common shares and 25,000,000 preferred shares, both with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Share Issuance

Since inception (March 29, 2010), the Company has issued 2,000,000 common shares at $0.005 per share for $10,000 in cash, and 362,500 common shares at $0.04 per share for $14,500 in cash, for total proceeds of $24,500, being $2,362 for par value shares and $22,138 for capital in excess of par value. There were 2,362,500 common shares issued and outstanding at October 31, 2010.

There are no preferred shares outstanding.  The Company has issued no authorized preferred shares.  The Company has no stock option plan, warrants or other dilutive securities.

New Media Insight Group, Inc. (A Development Stage Company)
Notes to Interim Financial Statements
October 31, 2010
(Unaudited)

NOTE 4 -

PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under FASC 740-10-25 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal development stage deferred tax assets arising as a result of development stage cost carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Development stage cost carryforwards generated during the period from March 29, 2010 (date of inception) through October 31, 2010 of $13,789 will be amortized, for tax purposes, in future periods. Accordingly, deferred tax assets of approximately $4,800 were offset by the valuation allowance.

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at October 31, 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at October 31, 2010.

NOTE 5 -

DUE TO RELATED PARTY

As of April 30, 2010, the Company was obligated to a director, who is also an officer and stockholder, for a non-interest bearing demand loan with a balance of $359.  The Company paid the loan back during June 2010.

NOTE 6 -

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at October 31, 2010, the Company has a loss from operations of $11,945, an accumulated deficit of $13,789, and working capital of $10,711 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending April 30, 2011.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan.

In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

New Media Insight Group, Inc. (A Development Stage Company)
Notes to Interim Financial Statements
October 31, 2010
(Unaudited)

NOTE 7 -

SUBSEQUENT EVENTS

Subsequent to October 31, 2010, the Company received $40,500 for 1,012,500 shares in connection to its current public offering.

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are no additional items to disclose.

.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the “Description of Business – Risk Factors” section in our Form S-1/A, as filed on September 27, 2010.  You should carefully review the risks described in our S-1/A and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the “Company,” “New Media,” “we,” “us,” or “our” are to New Media Insight Group, Inc.

Results of Operations

We are still in our development stage and have generated no revenues to date.

We incurred operating expenses of $11,945 for the six months ended October 31, 2010. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our S-1 Registration Statement.

Our net loss from inception (March 29, 2010) through October 31, 2010 was $13,789.

Cash provided by financing activities for the period from inception (March 29, 2010) through October 31, 2010, was $24,500.  We received our initial funding of $10,000 through the sale of common stock to our officers and directors.  David Carpenter purchased 1,000,000 shares of our common stock at $0.005 per share on March 29, 2010, for $5,000.  Mike Hay purchased 1,000,000 shares of our common stock at $0.005 per share on May 10, 2010, for $5,000.  During June 2010, we sold 362,500 common shares at a per share price of $0.04 to 8 non-affiliated private investors, for $14,500.

Liquidity and Capital Resources

The report of our auditors on our audited financial statements for the period ended April 30, 2010, contains a going concern qualification as we have suffered losses since our inception.  We have minimal assets and have achieved no operating revenues since our inception.  We have depended on loans and sales of equity securities to conduct operations.

Our cash balance at October 31, 2010, was $12,356.  In order to achieve our business plan goals, we will need the funding from the offering of registered shares pursuant to our S-1 Registration Statement filed with the SEC under file number 333-168193 which became effective on October 22, 2010.

Subsequent to October 31, 2010, the Company received $40,500 for 1,012,500 shares pursuant to our current public offering.  The funds on hand and these funds that we have raised to date will provide us with sufficient capital for the next 12-months.

Plan of Operation

Our plan is to develop a web based business offering marketing and advertising solutions to prospects wishing to improve their online presence.  The Company will be virtual in nature, meaning that employees and contractors will primarily work from home, negating the need to retain formal office space.  Our services will be highly specialized and focus on search engine optimized (SEO) websites, as well as social media advertising through Twitter, Facebook, and linked-In.  Professional web designers, optimizers, and Google AdWord specialists will be retained on a contractual basis and as demand requires.  Supporting functions such as creative and graphic design work will also be included in our portfolio to better service clients.  Another aspect of our plan is to better educate our clients and empower them to understand and get the best use out of their Internet marketing spending.

We have started operations by contracting out the development of the website.  During the first year of operations, the 12 month period from the date of this report, New Media will concentrate on finding the required investment capital, apply to get its common stock listed on a national exchange, develop its website, prospect for clients, and market our services

We have raised $40,500 from our Offering, and we have begun construction of our own SEO (search engine optimized) website (www.newmediainsightgroup.com).  The website’s content has been written so as to maximize our own organic search results.  The site is comprised of a minimum of 5,000 words and is constructed on a content-managed ‘wordpress’ platform.  The objective is to enhance our own Company’s profile to ‘expert’ status.  This status as a search engine optimized expert in our field will elevate our own rankings and make it easy for prospective customers to find us.  A budget will also be set aside for a targeted Google Adwords and banner advertising campaign.  A stylish direct mail piece will also be produced highlighting our services and targeted to businesses fitting our demographic.  Time will be taken to properly research the best markets to target.  .

We anticipate that development of the website will be completed in December 2010 and then, we will begin our advertising and marketing to source prospective clients through our SEO, Adwords, banner advertising, and direct mail strategies by developing the various ad campaigns needed for each advertising avenue.  We will also explore taking out ads in key trade magazines or other industry related websites.  We will focus our marketing on the West Coast targeting clients in Washington, Oregon, California, and Nevada.

In the event that we are unable to raise sufficient funds from our Offering, we will endeavor to proceed with our plan of operations by locating alternative sources of financing.  Although there are no written agreements in place, one form of alternative financing that may be available to us is self-financing through contributions from the officers and directors.  While the officers and directors have generally indicated a willingness to provide services and financial contributions if necessary, there are presently no agreements, arrangements, commitments, or specific understandings, either verbally or in writing, between the officers and directors and New Media.

During the first year of operations, our officers and directors will also provide their labor at no charge.  We do not anticipate hiring any staff during the first 12 months of operation, and will rely on the services of outside contractors for the key first step, which will be the creation of our Web presence.

We will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements associated with filing requirements under the Securities Exchange Act of 1934.  We estimate that these accounting, legal and other professional costs would be a minimum of $15,000 in the next year, and will be higher in the following years, if our business volume and activity increases. Increased business activity could greatly increase our professional fess for reporting requirements and this could have a significant impact on future operating costs.  The difference between having the ability to sustain our cash flow requirements over the next twelve months and the need for additional outside funding will depend on how fast we can generate sales revenue.

If we do not raise sufficient funds to proceed with the implementation of our business plan, we may have to find alternative sources of funds, like a second public offering, a private placement of securities, or loans from our officers or third parties (such as banks or other institutional lenders).  Equity financing could result in additional dilution to then existing shareholders.

If we are unable to meet our needs for cash from either the money that we raise from our Offering, or possible alternative sources, then we may be unable to continue to maintain, develop or expand our operations.

We have no plans to undertake any product research and development during the next 12 months.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have not formed any special purpose entities.  We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.

CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, David Carpenter, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report (the “Evaluation Date”).  Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended October 31, 2010, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

In the ordinary course of our business, we may from time to time become subject to routine litigation or administrative proceedings which are incidental to our business. We are not a party to nor are we aware of any existing, pending or threatened lawsuits or other legal actions involving us.

ITEM 1A.

RISK FACTORS

Not applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not issue unregistered equity securities during the quarter ended October 31, 2010.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

(REMOVED AND RESERVED)

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

The following exhibits are included as part of this report:

Exhibit No.

Description

31.1 / 31.2

Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1 / 32.2

Rule 1350 Certification of Principal Executive and Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW MEDIA INSIGHT GROUP, INC.

Dated:  December 9, 2010

By:

/s/ David Carpenter

David Carpenter
President, Principal Executive and Financial Officer