Form 10-Q
period 2011-01-31
NEW MEDIA INSIGHT GROUP, INC.
filed 2011-03-16
CIK 1493040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No []

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X ]

As of March 7, 2011, there were 3,437,500 shares of the issuer’s common stock, par value $0.001, outstanding.

NEW MEDIA INSIGHT GROUP, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2010

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

INDEX TO INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 29, 2010 (INCEPTION) TO JANUARY 31, 2011

Page

Balance Sheets as of January 31, 2011 (unaudited) and April 30, 2010

4

Interim Statements of Operations for the three and nine months ended

January 31, 2011 (unaudited) and for the period from March 29, 2010

(Inception) to January 31, 2011 (unaudited)

5

Interim Statement of Changes in Stockholders’ Equity for the period beginning

March 29, 2010 (Inception) to January 31, 2011 (unaudited)

6

Interim Statements of Cash Flows for the nine months ended January 31, 2011 (unaudited)

and cumulative from March 29, 2010 (Inception) to January 31, 2011 (unaudited)

7

Notes to Interim Financial Statements (unaudited)

8

New Media Insight Group, Inc. (Previously a Development Stage Company)
Balance Sheets

	As of	As of
	January 31,	April 30,
	2011	2010
	(Unaudited)
ASSETS
Current Assets
Cash	$39,671	-
Accounts receivable, less allowances of $0	3,750	-
Prepaid legal fees	-	3,515
Total Current Assets	43,421	3,515

TOTAL ASSETS	$43,421	$3,515

LIABILITIES AND STOCKHOLDERS’ EQUTIY

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$4,105	$-
Due to shareholder (note 5)	-	359

TOTAL LIABILITIES	4,105	359

STOCKHOLDERS’ EQUITY (note 3)
Preferred stock, par value $0.001, 25,000,000 shares
authorized, none issued and outstanding		-
Common Stock, par value $0.001, 100,000,000 shares authorized,
3,437,500 (April 30 - 1,000,000) shares issued and outstanding	3,438	1,000
Additional paid-in capital	64,062	4,000
Accumulated deficit	(28,184)	(1,844)
Total Stockholders’ Equity	39,316	3,156

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,421	$3,515

The accompanying notes are an integral part of these financial statements

New Media Insight Group, Inc. (Previously a Development Stage Company)
Interim Statements of Operations
(Unaudited)

			Cumulative
	Three Months	Nine Months	From Inception
	Ended	Ended	(March 29, 2010) to
	January 31,	January 31,	January 31,
	2011	2011	2011

REVENUES:	$7,500	$7,500	$7,500

OPERATING EXPENSES:
Selling, general and administrative	9,706	9,722	9,756
Professional fees	12,189	24,118	25,928
Total Operating Expenses	21,895	33,840	35,684

OTHER INCOME AND EXPENSE	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(14,395)	$(26,340)	$(28,184)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.01)

Weighted Average Number of Common Shares Outstanding	3,196,154	2,537,091

The accompanying notes are an integral part of these financial statements.

New Media Insight Group, Inc. (Previously a Development Stage Company)
Interim Statement of Changes in Stockholders’ Equity
For the Period Beginning March 29, 2010 (Inception) to January 31, 2011

	Common Shares		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance- March 29, 2010 (Inception)	-	$-	$-	$-	$-

Common shares issued for cash at
$0.005 per share, March 29, 2010	1,000,000	1,000	4,000	-	5,000
Loss for the period	-	-	-	(1,844)	(1,844)

Balance – April 30, 2010	1,000,000	1,000	4,000	(1,844)	3,156

Common shares issued for cash at
$0.005 per share, May 10, 2010	1,000,000	1,000	4,000	-	5,000
Common shares issued for cash at
$0.04 per share, June 22, 2010	362,500	362	14,138	-	14,500
Common shares issued for cash at
$0.04 per share, November 19, 2010	1,012,500	1,013	39,487	-	40,500
Common shares issued for cash at
$0.04 per share, December 10, 2010	37,500	38	1,462	-	1,500
Common shares issued for cash at
$0.04 per share, January 31, 2011	25,000	25	975		1,000
Loss for the period (unaudited)	-	-	-	(26,340)	(26,340)

Balance – January 31, 2011 (unaudited)	3,437,500	$3,438	$64,062	$(28,184)	$39,316

The accompanying notes are an integral part of these financial statements.

New Media Insight Group, Inc. (Previously a Development Stage Company)
Interim Statements of Cash Flows
(Unaudited)

		Cumulative
	Nine Months	From Inception
	Ended	(March 29, 2010) to
	January 31,	January 31,
	2011	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(26,340)	$(28,184)
Adjustments to reconcile net loss to net cash used in operations:
Changes in operating assets and Liabilities:
Increase in accounts receivable	(3,750)	(3,750)
Decrease in prepaid legal fees	3,515	-
Increase in accounts payable and accrued liabilities	4,105	4,105
Net cash used in operating activities	(22,470)	(27,829)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Payment to related party	(359)	-
Issuance of common stock for cash	62,500	67,500
Net cash provided by financing activities	62,141	67,500

Net increase in cash and cash equivalents	39,671	39,671

Cash and cash equivalents - beginning of period	-	-

Cash and cash equivalents - end of period	$39,671	$39,671

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financials.

New Media Insight Group, Inc. (Previously a Development Stage Company)
Notes to Interim Financial Statements
January 31, 2011
(Unaudited)

NOTE 1 -

ORGANIZATION AND DESCRIPTION OF BUSINESS

New Media Insight Group, Inc. (the “Company”) was incorporated on March 29, 2010 in the State of Nevada, U.S.A.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is April 30.

The Company operates as an internet marketing business providing clients with the latest in new media advertising solutions. We will specialize in developing client websites using a Wordpress platform that maximizes search engine optimization (SEO) results, as well as incorporating a selection of social media (Twitter, Facebook, Linked-in) tools to create highly specialized internet marketing campaigns.

The Company, in prior periods, presented financial statements as a development stage company.  In the initial year the Company, devoted substantially all of its efforts to raising capital, planning and implementing the principal operations.   The Company may continue to incur significant operating losses and to generate negative cash flow from operating activities.  The Company's ability to eliminate operating losses and to generate positive cash flow from operations in the future will depend upon a variety of factors, many of which it is unable to control.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $39,671 and $0 in cash and cash equivalents at January 31, 2011 and April 30, 2010, respectively.

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

New Media Insight Group, Inc. (Previously a Development Stage Company)
Notes to Interim Financial Statements
January 31, 2011
(Unaudited)

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Income or (Loss) Per Share of Common Stock (continued)

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months	Nine Months
	Ended	Ended
	January 31,	January 31,
	2011	2011
Net loss applicable to Common Shares	$(14,395)	$(26,340)

Weighted average common shares
outstanding (Basic)	3,196,154	2,537,091
Options	-	-
Warrants	-	-
Weighted average common shares
outstanding (Diluted)	3,196,154	2,537,091

Net loss per share (Basic and Diluted)	$(0.00)	$(0.01)

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

Accounts Receivable

Accounts receivable consist of charges for service provided to customers. An allowance for doubtful accounts is considered to be established for any amounts that may not be recoverable, which is based on an analysis of the Company’s customer credit worthiness, and current economic trends.  Based on management’s review of accounts receivable, no allowance for doubtful accounts was considered necessary.   Receivables are determined to be past due, based on payment terms of original invoices.  The Company does not typically charge interest on past due receivables.

Advertising

The costs of advertising are expensed as incurred.  Advertising expense was $0 for the periods ending January 31, 2011 and April 30, 2010.

New Media Insight Group, Inc. (Previously a Development Stage Company)
Notes to Interim Financial Statements
January 31, 2011
(Unaudited)

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2010-19 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2011-1 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 3 -   CAPITAL STOCK

Authorized Stock

The Company has authorized 100,000,000 common shares and 25,000,000 preferred shares, both with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

New Media Insight Group, Inc. (Previously a Development Stage Company)
Notes to Interim Financial Statements
January 31, 2011
(Unaudited)

NOTE 2 -

CAPITAL STOCK (continued)

Share Issuance

Since inception (March 29, 2010), the Company has issued 2,000,000 common shares at $0.005 per share for $10,000 in cash, and 1,437,500 common shares at $0.04 per share for $57,500 in cash, for total proceeds of $67,500, being $3,438 for par value shares and $64,062 for capital in excess of par value. There were 3,437,500 common shares issued and outstanding at January 31, 2011.

There are no preferred shares outstanding.  The Company has issued no authorized preferred shares.  The Company has no stock option plan, warrants or other dilutive securities

NOTE 4 -

PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under FASC 740-10-25 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal deferred tax assets arising as a result of cost carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Cost carryforwards generated during the period from March 29, 2010 (date of inception) through January 31, 2011 of $28,184 will be amortized, for tax purposes, in future periods. Accordingly, deferred tax assets of approximately $9,900 were offset by the valuation allowance.

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at January 31, 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at January 31, 2011.

NOTE 5 -

DUE TO RELATED PARTY

As at April 30, 2010, the Company was obligated to a director, who is also an officer and stockholder, for a non-interest bearing demand loan with a balance of $359.  The Company paid the loan back during June 2010.

NOTE 6 -

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at January 31, 2011, the Company has a loss from operations of $26,340, an accumulated deficit of $28,184, and working capital of $39,316 and has earned $7,500 in revenues since inception. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

New Media Insight Group, Inc. (Previously a Development Stage Company)
Notes to Interim Financial Statements
January 31, 2011
(Unaudited)

NOTE 6 -

GOING CONCERN AND LIQUIDITY CONSIDERATIONS (continued)

The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to provide services.  There may be other risks and circumstances that management may be unable to predict.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 7 -

SUBSEQUENT EVENTS

On February 3, 2011, the Company closed its public offering. The Company received $43,000 for 1,075,000 shares in connection with this offering.

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

All references in this Form 10-Q to the “Company,” “New Media,” “we,” “us,” or “our” are to New Media Insight Group, Inc.

Results of Operations

We have commenced operations and have generated $7,000 revenues to date.

We incurred operating expenses of $33,840 for the nine months ended January 31, 2011. These expenses consisted of general operating and selling expenses in connection with the day to day operation of our business and professional fees for preparation and filing of our S-1 Registration Statement.

Our net loss from inception (March 29, 2010) through January 31, 2011 was $28,184.

Cash provided by financing activities for the period from inception (March 29, 2010) through January 31, 2011, was $67,500.  We received our initial funding of $10,000 through the sale of common stock to our officers and directors.  David Carpenter purchased 1,000,000 shares of our common stock at $0.005 per share on March 29, 2010, for $5,000.  Mike Hay purchased 1,000,000 shares of our common stock at $0.005 per share on May 10, 2010, for $5,000.  During June 2010, we sold 362,500 common shares at a per share price of $0.04 to 8 non-affiliated private investors, for $14,500. From November 2010 to January 2011, under our offering, which we closed on February 3, 2011, we sold 1,075,000 shares for total proceeds $43,000, to 24 non-affiliated investors.

Liquidity and Capital Resources

The report of our auditors on our audited financial statements for the period ended April 30, 2010, contains a going concern qualification as we have suffered losses since our inception.  We have minimal assets and have achieved $7,500 in operating revenues since our inception.  We have depended on revenues, loans, and sales of equity securities to conduct operations.

Our cash balance at January 31, 2011, was $39,671.  In order to achieve our business plan goals, we raised $43,000 from the sale of 1,075,000 registered shares pursuant to our S-1 Registration Statement filed with the SEC under file number 333-168193 which became effective on October 22, 2010, and we closed on February 3, 2011.

The funds on hand prior to the Offering and the funds raised pursuant o the Offering will provide us with sufficient capital for the next 12-months.

Plan of Operation

We have developed a web based business offering marketing and advertising solutions to prospects wishing to improve their online presence.  The Company is virtual in nature, meaning that employees and contractors will primarily work from home, negating the need to retain formal office space.  Our services are highly specialized and focus on search engine optimized (SEO) websites, as well as social media advertising through Twitter, Facebook, and LinkedIn.  Professional web designers, optimizers, and Google AdWord specialists are retained on a contractual basis and as demand requires.  Supporting functions such as creative and graphic design work is also included in our portfolio to better service clients.  Another aspect of our plan is to better educate our clients and empower them to understand and get the best use out of their Internet marketing spending.

We started operations by contracting out the development of the website.  During the first year of operations, the 12 month period from the date of this report, we will concentrate on marketing our services and prospecting for clients.

We have raised $43,000 from our Offering, and we have completed construction of our own SEO (search engine optimized) website (www.newmediainsightgroup.com).  The website’s content has been written so as to maximize our own organic search results.  The site is comprised of a minimum of 5,000 words and is constructed on a content-managed ‘wordpress’ platform.  The objective is to enhance our own Company’s profile to ‘expert’ status.  This status as a search engine optimized expert in our field will elevate our own rankings and make it easy for prospective customers to find us.  A budget will also be set aside for a targeted Google Adwords and banner advertising campaign.  A stylish direct mail piece will also be produced highlighting our services and targeted to businesses fitting our demographic.  We anticipate that we will spend the time and resources to properly research the best markets to target.

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

In the event that we need additional funds in addition to the cash on hand, we will endeavor to proceed with our plan of operations by locating alternative sources of financing.  Although there are no written agreements in place, one form of alternative financing that may be available to us is self-financing through contributions from the officers and directors.  While the officers and directors have generally indicated a willingness to provide services and financial contributions if necessary, there are presently no agreements, arrangements, commitments, or specific understandings, either verbally or in writing, between the officers and directors and New Media.

We do not anticipate hiring any staff during the first 12 months of operation, and will rely on the services of our officers and directors and outside contractors for the key first step, which will be the creation of our Web presence.

We will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements associated with filing requirements under the Securities Exchange Act of 1934.  We estimate that these accounting, legal and other professional costs would be a minimum of $15,000 in the next year, and will be higher in the following years, if our business volume and activity increases.  Increased business activity could greatly increase our professional fees for reporting requirements and this could have a significant impact on future operating costs.  The difference between having the ability to sustain our cash flow requirements over the next twelve months and the need for additional outside funding will depend on how fast we can generate sales revenue.

We feel that we have raised sufficient funds to proceed with the implementation of our business plan for the next 12 months.

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

ITEM 4.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2011, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We did not issue unregistered equity securities during the quarter ended January 31, 2011.

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

NEW MEDIA INSIGHT GROUP, INC.

Dated:  March 15, 2011

By:

/s/ David Carpenter

David Carpenter
President, Principal Executive and Financial Officer