Form 10-K
period 2011-04-30
NEW MEDIA INSIGHT GROUP, INC.
filed 2011-07-29
CIK 1493040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2011

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [    ] to [    ]

Commission file number: 333-168193

NEW MEDIA INSIGHT GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-2235001
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

PO Box 4132, Kailua-Kona, HI	96745-4132
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (808) 315-6666

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:   None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes [   ]     No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration statement was required to submit and post such files).
Yes [  ]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [   ]     No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on October 31, 2010, was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. (There was no bid or ask price of our common shares during this quarter).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

3,437,500 as of July 15, 2011

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

Part I

4

Item 1.     Business

4

Item 1A.   Risk Factors

7

Item 1B.   Unresolved Staff Comments

10

Item 2.      Properties

11

Item 3.      Legal Proceedings

11

Item 4.      (Removed and Reserved)

11

PART II

11

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities  11

Item 6.      Selected Financial Data

12

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

12

Item 8.      Financial Statements and Supplementary Data

19

LIABILITIES AND STOCKHOLDERS’ EQUTIY

21

Selling and advertising

22

General and administrative

22

Professional fees

22

NET LOSS APPLICABLE TO COMMON SHARES

22

Basic and Diluted Loss per Common Share

22

Weighted Average Number of Common Shares Outstanding

22

Supplemental Cash Flow Disclosure:

24

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

31

Item 9A.   Controls and Procedures

31

Item 9B.   Other Information

32

PART III

32

Item 10.    Directors, Executive Officers and Corporate Governance

32

Item 11.     Executive Compensation

35

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters  37

Item 13.     Certain Relationships and Related Transactions, and Director Independence

38

Item 14.     Principal Accounting Fees and Services

38

Item 15.     Exhibits, Financial Statement Schedules

39

Part I

Forward Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  You should carefully review the risks described in this Annual Report on Form 10-K and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-K to the “Company,” “New Media,” “we,” “us” or “our” are to New Media Insight Group, Inc.

Item 1.     Business

Business Development

New Media Insight Group, Inc. was incorporated in the State of Nevada on March 29, 2010, and our fiscal year end is April 30.  The company's administrative offices are located at PO Box 4132 Kailua-Kona, HI 96745-4132.  The telephone number is 808-315-6666.

New Media Insight Group, Inc. began generating revenues in December 2010 and continued to increase its  revenues in the fiscal fourth quarter of 2011 and looks forward to future growth.  It has limited cash on hand.  We have sustained losses since inception, and for funding, we have relied upon the sale of our securities and loans from our corporate officers and directors as well as revenue from our  sales which began in December 2010.

New Media has never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.  New Media, its directors, officers, affiliates and promoters, have not and do not intend to enter into negotiations or discussions with representatives or owners of any other businesses or companies regarding the possibility of an acquisition or merger.

Principal Services and Their Markets

New Media Insight Group, Inc. is an internet marketing company that provides comprehensive web-based advertising solutions.  The Company specializes in designing search engine optimized (SEO) websites, social media marketing including the maximization of Twitter, Facebook, You Tube and Linked-In, as

well as providing clients with effective Google AdWord campaigns and banner advertising campaigns.   The Company optimizes client sites (both new and renovated) in three distinct ways: the first focuses on specialized website content, the second places the content into a ‘CMS (content management)’ format, and the third combines the two into a cohesive and well-optimized design.  The heart of an SEO website is its content writing.  There are very specific parameters and word combinations that, when properly employed, will elevate a website’s organic search rankings.  Our Company carefully researches the business of each prospective client, articulates their message and in a specific number of word combinations, both on the ‘home’ page and on ‘linked’ pages, elevating their profile to ‘expert’ status.  ‘Expert’ status (or profile) means that when the proper content (5,000 to 40,000 words) is matched with the right web platform, the client will become (in the eyes of the search engines) an expert in its chosen field.  Again, achieving ‘expert’ or high ranking status boils down to having the right content on the right platform.  Our CMS web platforms empower clients to take control of their own on-line presence, and edit or change text at will. The ability to empower and up-sell clients on our advanced services constitutes New Media’s competitive advantage and means to grow.

To support the SEO website production, New Media also offers a full package of social media marketing and creative production services.  The social media package includes the creation of professional profiles that are regularly updated and managed, as well as linked directly to the client’s website.  This SEO enhancing function also is matched with creative production services.  New Media recruits creative design talent to ensure that the website designs are stylish and conform with SEO best practices.  The design team also creates client ads, shoots photography, or implements general marketing campaigns that often combine Internet with traditional forms of advertising.  The Company’s overarching goal is to provide clients with a combination of Internet advertising solutions that mutually support one another, increase a client’s profile (rankings) and ultimately make them a well-optimized expert (leader) in their chosen market or field.  Success of these efforts is measured by increased sales and through a program called Google Analytics.  Google Analytics can track client website traffic to a very precise degree and provide timely feedback as to which key words are driving the most traffic.  Clients will receive real-time feedback on how well their efforts are working and what needs to be changed, if anything.

Another Internet advertising service offered by the Company relates to Google Adwords (PPC) and banner advertising.  Google Adwords campaigns are offered to clients as a compliment to their SEO efforts.  Key words and traffic can be purchased by the month on a pay per click formulae: the more a client spends per month, or per key word, the greater the traffic generated to a site via a Google search.  These types of paid campaigns often work well in combination with an SEO optimized website, and NMIG provides the proper guidance to clients on how best to implement.  A full slate of ‘banner advertising’ options are available to clients wishing to take advantage of these increasingly popular mediums.  The Company’s target demographic are be mid to large size companies that may have a presence on the web but are unhappy with the results they are achieving with their web-based marketing.  This target demographic may also have a limited understanding of the ways in which SEO, on-line social networking, Google Adwords, and banner advertising can improve sales.

New Media is currently in the process of assembling additional talent, hardware, and necessary website improvements for continued growth. We have sourced initial customers through our on-line marketing efforts and are generating revenues.

Distribution Methods

We are offering our services to prospective clients primarily via our website www.newmediainsightgroup.com.

Status of Publicly Announced New Products or Services

New Media currently has no new publicly announced products or services.

Competitive Business Conditions and Strategy; New Media’s Position in the Industry

New Media Insight Group (NMIG) has established itself as a competitive company in the already existing realm of internet marketing and advertising.  New Media’s main competitors are firms offering similar services and functions.

Our strategic approach is to offer specific value-added services in one of the fastest growing advertising mediums in the world.  The objective will be to market our SEO (Search Engine Optimization) and Website upgrade services in conjunction with supporting Google AdWords, Twitter, Facebook, and Linked-in campaigns.  Our method will be to consult and educate our clients on what will work best for their specific needs.

Talent Sources and Names of Principal Suppliers

New Media sells our services through our own website and attracts the required talent through network connections and recruiting agencies.  We have identified and are using two independent contractors thus far.

Dependence on one or a few major customers

New Media’s business plan targets small to mid size companies that wish to improve their on-line marketing.  It would be dependent on finding clients that fit this profile to succeed.

Patents, Trademarks, Licenses, Agreements or Contracts

There are no aspects of our business plan which require a patent, trademark, or product license. We have not entered into any vendor agreements or contracts that give or could give rise to any obligations or concessions.

Governmental Controls, Approval and Licensing Requirements

We are not currently subject to direct federal, state or local regulation other than regulations applicable to businesses generally or directly applicable to electronic commerce.  However, the Internet is increasingly popular.  As a result, it is possible that a number of laws and regulations may be adopted with respect to the Internet.  These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security.  Furthermore, the growth of electronic marketing may prompt calls for more stringent consumer protection laws.  Several states have proposed legislation to limit the uses of personal user information gathered online or require online services to establish privacy policies.  The Federal Trade Commission has also initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third parties.  We will not provide personal information regarding our users to third parties.  However, the adoption of such consumer protection laws could create uncertainty in Web usage and reduce the demand for our products.

We are not certain how our business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters.  The vast majority of such laws were adopted prior to the advent of the Internet.  As a result, they do not contemplate or address the unique issues of the Internet and related technologies.  Changes in laws intended to address such issues could create uncertainty in the

Internet market place.  Such uncertainty could reduce demand for services or increase the cost of doing business as a result of litigation costs or increased service delivery costs.

In addition, because our services results in the distribution of advertisements over the Internet in multiple states and foreign countries, other jurisdictions may claim that we are required to qualify to do business in each such state or foreign country.  We are qualified to do business only in Nevada.  Our failure to qualify in a jurisdiction where it is required to do so could subject it to taxes and penalties.  It could also hamper our ability to enforce contracts in such jurisdictions. The application of laws or regulations from jurisdictions whose laws currently apply to our business could have a material adverse affect on our business, results of operations and financial condition.

Research and Development Activities and Costs

We have spent no time on specialized research and development activities, and have no plans to undertake any research or development in the future.

Compliance with Environmental Laws

There are no special environmental laws for offering marketing & advertising services on the internet.

Number of Employees

New Media has no employees.  The officers and directors are allocating their time to the development of the company, and intend to do whatever work is necessary in order to bring us to the point of earning revenues.  We do not have any formal contracts with the officers and directors for management fees.  As of the date of this report, Mike Hay has received management fees in the amount of $2,425 and David Carpenter has received $2,475.  We have no other employees, and do not foresee hiring any additional employees in the near future.  We have identified and are using two independent contractors thus far to provide our services.  We will continue to seek additional contractors through network connections and recruiting agencies.

Reports to Security Holders

We filed a Prospectus as part of a Form S-1 registration statement, as amended, with the Securities and Exchange Commission and will file reports, including quarterly and annual reports, with the Commission pursuant to Section 12(b) or (g) of the Exchange Act.  The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The Company files its reports electronically with the SEC.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other electronic information regarding New Media and filed with the SEC at http://www.sec.gov.

Change of Control

Not Applicable.

Item 1A.   Risk Factors

Our business operations are subject to a number of risks and uncertainties, including, but not limited to those set forth below:

RISKS ASSOCIATED WITH NEW MEDIA INSIGHT GROUP, INC.:

Our independent auditors have issued an audit opinion for New Media Insight Group, Inc., which includes a statement describing our going concern status.  Our financial status creates a doubt whether we will continue as a going concern.

As described in Note 6 of our accompanying financial statements, our auditors have issued a going concern opinion regarding the Company.  This means there is substantial doubt we can continue as an ongoing business for the next twelve months.  The financial statements do not include any adjustments that might result from the uncertainty regarding our ability to continue in business.  As such we may have to cease operations and investors could lose part or all of their investment in the Company.

We a minimal operating history and have losses which we expect to continue into the future.  There is no assurance our future operations will result in profitable revenues.  If we cannot generate sufficient revenues to operate profitably, we may suspend or cease operations.

We were incorporated on March 29, 2010, and we have only started our proposed business operations in December 2010 realizing revenues of $27,925 through April 30, 2011.  We do not have a sufficient operating history upon which an evaluation of our future success or failure can be made.  Our net loss since inception to April 30, 2011, was $26,218. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

•

Our ability to attract customers who will buy our services,

•

Our ability to generate revenue through the sale of our services.

Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses in excess of revenues.  We cannot guarantee that we will be successful in generating sufficient revenues in the future.  In the event the Company is unable to generate sufficient revenues it may be required to seek additional funding.  Such funding may not be available, or may not be available on terms which are beneficial and/or acceptable to the Company.  In the event the Company cannot generate sufficient revenues and/or secure additional financing, the Company may be forced to cease operations and investors will likely lose some or all of their investment in the Company.

We do not have any additional source of funding for our business plans and may be unable to find any such funding if and when needed, resulting in the failure of our business.

No other source of capital has been has been identified or sought.  As a result we do not have an alternate source of funds following the completion of our offering, which closed February 3, 2011.  If we do find an alternative source of capital, the terms and conditions of acquiring such capital may result in dilution and the resultant lessening of value of the shares of stockholders.

We possess minimal capital.

We possess minimal capital and must limit the amount of marketing we can perform with respect to our website.  Our business plan contemplates the generation of revenues through the sale of goods and services via our website.  Our limited marketing activities may not attract enough paying customers to generate sufficient revenue to operate profitably, expand our services, implement our business plan or continue operating our business.  Our limited marketing capabilities may have a negative effect on our business and may cause us to limit or cease our business operations which could result in investors losing some or all of their investment in the Company.

We are dependent upon our current officers and directors.

We currently are managed by 2 officers and 2 directors and we are entirely dependent upon them in order to conduct our operations.  If they should resign or die, there will be no one to run New Media Insight Group, Inc., and the company has no Key Man insurance.  If our current officers are no longer able to serve as such and we are unable to find other persons to replace them, it will have a negative effect on our ability to continue active business operations and could result in investors losing some or all of their investment in the Company.

Our business mode requires the use of outside personnel, who may not be available when needed.

The Company seeks to grow its business in the ever-expanding niche of Internet marketing and advertising, while maintaining a low cost of operations.  The Company will utilize a virtual workplace (employees and independent contractors will primarily work from their residences eliminating their need for permanent offices) and will retain only a minimum number of full time employees and instead hire a core group of independent contractors on an as needed basis.  If we are unable to hire the required talent and/or are unable to get our technology functional, it may have a negative effect on our ability to implement our business plan.  In such an event, we may be required to change our business plan or curtail or delay implementation of some, or all, of our business plan.

Risks Associated with Our Common Stock

The lack of a trading market for our common stock may impair your ability to sell your shares.

There has not been a trading market for our common stock since our inception. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other assets or companies by using common stock as consideration.

Our common stock is currently quoted on OTC Bulletin Board under the symbol “NMED”.  As indicated above, our common stock is not presently trading. As a result, investors may find it difficult to obtain accurate quotations of the price of our common stock. This situation severely limits the liquidity of the common stock and hampers our ability to raise additional capital.

We do not expect to pay dividends in the foreseeable future.

We do not intend to declare dividends for the foreseeable future, as we anticipate that we will reinvest future earnings in the development and growth of our business. Therefore, investors will not receive any funds unless they sell their common stock, and stockholders may be unable to sell their shares on favorable terms or at all. Investors cannot be assured of a positive return on investment or that they will not lose the entire amount of their investment in our common stock.

Applicable SEC rules governing the trading of “penny stocks” will limit the trading and liquidity of our common stock, which may affect the trading price of our common stock.

Our common stock is considered to be a “penny stock” and is therefore subject to SEC rules and regulations that (i) impose limitations upon the manner in which our shares may be publicly traded and (ii) regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges such as the NASDAQ Stock Market, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules and may increase the difficulty investors might experience in attempting to liquidate such securities.

We will incur ongoing costs and expenses for SEC reporting and compliance, without revenue we may not be able to remain in compliance, making it difficult for investors to sell their shares, if at all.

The Company will have ongoing SEC compliance and reporting obligations.  Such ongoing obligations will require the Company to expend additional amounts on compliance, legal and auditing costs.  In order for us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources.  If we are unable to generate sufficient revenues to remain in compliance, it may be difficult for you to resell any shares you may purchase, if at all.

Our officers and directors own 58% of the outstanding shares of our common stock. If they choose to sell their shares in the future, it might have an adverse effect on the price of our stock.

Due to the controlling amount of their share ownership in our Company, if our officers and directors decide to sell their shares in the public market, the market price of our stock could decrease and all shareholders suffer a dilution to the value of their stock.  Unless registered in the future, if our officers and directors decide to sell any of their common stock, they will be subject to Rule 144 under the 1933 Securities Act.  Rule 144 restricts the ability of a director or officer (affiliate) to sell shares by limiting the sales of securities made under Rule 144 during any three-month period to the greater of: (1) 1% of the outstanding common stock of the issuer; or (2) the average weekly reported trading volume in the outstanding common stock reported on all securities exchanges during the four calendar weeks preceding the filing of the required notice of the sale under Rule 144 with the SEC.

Our directors will control and make corporate decisions that may differ from those that might be made by the other shareholders.

Due to the controlling amount of their share ownership in our Company, our directors will have a significant influence in determining the outcome of all corporate transactions, including the power to prevent or cause a change in control.  Their interests may differ from the interests of other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

Item 1B.   Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.      Properties

New Media’s mailing address is located at PO Box 4132, Kailua-Kona, HI 96745-4132, the telephone number is (808) 315-6666.  The executive office is the principle residence of our President, David Carpenter, and the Company does not pay rent.  We do not have any formal rental agreement and therefore, this arrangement can be broken by either party at any time, without any prescribed amount of notice.  We have access to an office space of approximately 150 sq. ft. that includes computer equipment, fax machine and internet access.  We have no intention of finding, in the near future, another office space to rent during the development stage of the company.

New Media does not currently have any investments or interests in any real estate, nor do we have investments or an interest in any real estate mortgages or securities of persons engaged in real estate activities.

Item 3.      Legal Proceedings

In the ordinary course of our business, we may from time to time become subject to routine litigation or administrative proceedings which are incidental to our business.  We are not a party to nor are we aware of any existing, pending or threatened lawsuits or other legal actions involving us.

Item 4.      (Removed and Reserved)

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol “NMED.OB”. However, our common stock has not been traded since our inception.  Accordingly, there is no present market for our securities.

Any quotations on the OTC Bulletin Board would reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of July 1, 2011, we had 34 shareholders of record of our common stock and 3,437,500 shares outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Equity Compensation Plan Information

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended April 30, 2011, that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended April 30, 2011.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended April 30, 2011.

Use of Proceeds

The Company filed a Prospectus as part of our S-1 Registration Statement, as amended, SEC file number 333-168193.  Our Prospectus was declared effective October 22, 2010, and we closed the offering February 3, 2011, having sold 1,075,000 shares of the 2,500,000 shares of common stock, par value $0.001, offered thereunder.  The Company raised a total $43,000.

Expenses associated with the offering were from cash on hand at the time of the offering.  There were no underwriting discounts, commissions or finders’ fees paid in association with this offering.

The following table shows the use of the total proceeds received under this offering (as of April 30, 2011):

Item	Amount
Professional fees	$ 8,250
Website development	$ 5,750
Advertising	$ 2,500
Cash on hand from offering proceeds yet to be allocated	$26,500

Total Proceeds	$43,000

Item 6.      Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 8 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Executive Summary

We have developed a web based business offering marketing and advertising solutions to prospects wishing to improve their online presence.  The Company is virtual in nature, meaning that employees and contractors will primarily work from home, negating the need to retain formal office space.  Our services are highly specialized and focus on website design, search engine optimization, as well as social media advertising through Twitter, Facebook, LinkedIn, and You Tube Professional web designers, optimization technicians, and Google AdWord specialists are retained on a contractual basis and as demand requires.  Supporting functions such as creative and graphic design work is also included in our portfolio to better service clients.  Another aspect of our plan is to better educate our clients and empower them to understand and get the best use out of their Internet marketing spending. This education also comes in the form of content managed websites.

There is a new generation of content managed web platforms that enable clients to have complete control over their own site to edit, change pictures, or add new web pages all together.  These modern platforms are easy to use and to understand.  They also form the cornerstone of our services in that all internet marketing efforts generally flow from a well designed and optimized website.  Empowering clients to take control over their own internet presence engages them, and allows enables us at NMIG, to up sell our specialized services and marketing programs.

Strategic Initiatives

Fully optimized NMIG website: we are in the design process to launch our new and fully SEO friendly website.  The site will be optimized to rank high on Google, Bing, and Yahoo organic searches in the states of Washington, Oregon, California, and Nevada.  The site will be optimized for keywords such as ‘Web Design Seattle,’ ‘SEO services Las Vegas,’ or ‘Social Media Marketing Portland.’ A total of 75 keywords have been chosen and we expect to see our soon to be launched site to reach first page organic rankings by September, 2011. Strong calls to action have been chosen for the site that will promote strong lead generation.

Direct Mail Campaign: a website-supported direct mail piece is in the finalization process for distribution to targeted Seattle, Portland, and Las Vegas businesses.  The piece has a strong call to action to our soon to be launched website, and stands alone well in describing our key services and programs.

Telemarketing: we are currently in talks with a Seattle-based telemarketing company that will follow up on our direct mail piece with our targeted Seattle, Portland, and Las Vegas businesses.  Reference will be made to our mailer, and a low key approach will be transmitted to prospective clients in the form of a complimentary web site draft design offer, or a free 2 hour internet consultation.

Ad Tech New York:  key NMIG staff is planning to attend and have a booth at the November 8-10 Ad Tech convention in New York.  Ad tech is a premier internet marketing and technology convention that is held in venues all over the world.  The event has tremendous educational and networking possibilities for NMIG, not only in the search for new customers, but also in the recruitment of new talent.

Mobile Technology and Tablets:  NMIG is currently in the exploratory process of expanding our services to include smart phone marketing and web ipad-syle tablets.  QR codes and the ways in which they are used to promote client websites and offers are also included in this exploratory program.  We hope to be able to launch these new services by November, 2011.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended April 30, 2011 and the period from inception (March 29, 2010) to April 30, 2010.

Our operating results for the year ended April 30, 2011 and the period from inception (March 29, 2010) to April 30, 2010 are summarized as follows:

	Year Ended April 30, 2011	From Inception (March 29, 2010) to April 30, 2010
Revenue	$27,925	$-

Expenses	$52,299	$1,844
Net Loss	$(24,374)	$(1,844)

Revenue

The Company earned its initial revenues starting in the third quarter of the fiscal year ended April 30, 2011. The revenues were from the sale of website designs, search engine optimization programs, and viral social media marketing campaigns, and were recognized upon the completion of these programs. We earned revenues of $27,925 for the year ended April 30, 2011, compared to revenues of $0.00 for the period from inception (March 29, 2010) to April 30, 2010. Increased revenues in 2011 can be attributed to increased awareness of New Media’s services and expansion of our marketing efforts to new customers. We anticipate earning increased revenues in the upcoming fiscal year 2012.

Expenses

Our total expenses for the year ended April 30, 2011 and the period from inception (March 29, 2010) to April 30, 2010 are outlined in the table below:

	Year Ended April 30, 2011	From Inception (March 29, 2010) to April 30, 2010
Selling and advertising	$18,450	$-
General and administrative	$6,287	$34
Professional fees	$27,562	$1,810
Total	$52,599	$1,844

Liquidity and Financial Condition

Working Capital

	At	At
	April 30,	April 30,	Increase/
	2011	2010	Decrease
Current Assets	$45,851	$3,515	$42,336
Current Liabilities	$4,569	$359	$4,210
Working Capital (deficit)	$41,282	$3,156	$38,126

Cash Flows
	Year Ended	From Inception (March 29, 2010) to
	April 30,	April 30,
	2011	2010
Net Cash Used in Operating Activities	$(25,556)	$(5,359)
Net Cash Used by Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$62,782	$5,359
Net Increase in Cash During the Period	$37,226	$-

Liquidity and Capital Resources

We received our initial funding of $10,000 through the sale of common stock to David Carpenter, who purchased 1,000,000 shares of common stock at $0.005 on March 29, 2010, 1,000,000, and Mike Hay, who purchased 1,000,000 shares of common stock at $0.005 on May 10, 2010.  In June 2010 we received $14,500 from 8 unrelated shareholders who purchased 362,500 shares of our common stock at $0.04 per share.  From November 2010 to January 2011, we raised $43,000 from our post-effective amendment on Form S-1, from the sale of 1,075,000 shares to 24 unaffiliated investors.  From inception until the date of this filing we have had limited operating activities.  Our financial statements from inception (March 29, 2010) through the period ended April 30, 2011, reported revenues of 27,925 and a net loss of $24,374.

Limited Operating History; Need for Additional Capital

The report of our auditors on our audited financial statements for the fiscal year ended April 30, 2011, contains a going concern qualification as we have suffered losses since our inception.  We have minimal assets and have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow it to continue as a going concern.  Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations.

There is no historical financial information about us on which to base an evaluation of our performance. We are a development stage company and have not generated revenues from operations.  We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to the price and cost increases in and services.

At present, we only have enough cash on hand to cover operating costs for the next 12 months.

While the officers and directors have generally indicated a willingness to provide services and financial contributions if necessary, there are presently no agreements, arrangements, commitments, or specific understandings, either verbally or in writing, between the officers and directors and New Media.

If we are unable to meet our needs for cash from either the money that we raised from our offering, or possible alternative sources, then we may be unable to continue, develop, and expand our operations.

We have no plans to undertake any product research and development during the next twelve months.  There are also no plans or expectations to acquire or sell any plant or plant equipment in the first full year of operations.

Plan of Operation and Cash Requirements

New Media began selling its services in December 2010. Our plan of action over the next twelve months is to continue to market and sell our services and raise additional capital financing as necessary, to grow operations.

The success of our operations will be based on our ability to grow by financing the operation through internal cash flow or to raise funds through equity and/or debt financing to invest in marketing and sales of our services. The challenging markets for credit do create a condition where some of our marketing plans may have to be delayed if we are not able generate adequate capital. The availability of equity and/or debt financings remains uncertain.

We expect to continue a number of marketing initiatives that we started last quarter including the following:

•

Continued development of a fully optimized website

•

Extensive social media marketing including the leveraging of Facebook, Twitter, LinkedIn, and You Tube

•

Facebook( https://www.facebook.com/pages/New-Media-Insight-Group/136275216429613)

•

Twitter (http://twitter.com/NMIGroup)

•

You Tube (http://www.youtube.com/user/NewMediaInsightGroup)

•

Continued recruitment of talent (Craigslist listing)

•

Networking for sales leads at local Seattle and Portland technology events

As our business is a marketing and advertising company we are able to complete most of our marketing initiatives without incurring additional outside expenses by completing the work internally hence being able to keep our advertising and marketing costs to a minimum.  Over the next 12 months we anticipate that the company will require funds of approximately $25,000 to meet our working capital requirements.

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

We do not anticipate hiring any staff during the next 12 months of operation, and will rely on the services of our officers and directors and outside contractors.

As a result of these initiatives if we are unable to increase sales and cash flow we may not have sufficient working capital to implement our strategy and we will be forced to scale down our business plan. Over time this could cause us to curtail or suspend our operations and may eventually cause our business to fail.

Going Concern

As of April 30, 2011, our company has an annual loss of $24,374 and an accumulated deficit of $26,218. Our company intends to fund operations through operational cash flow and equity/debt financing arrangements. These sources may be insufficient to fund its capital expenditures, working capital and other cash requirements for the future. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $37,226 and $0 in cash and cash equivalents at April 30, 2011 and 2010, respectively.

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

Revenue Recognition

The Company recognizes revenue from the sale of services in accordance with FASC Topic No. 605, “Revenue Recognition.”  Revenue consists of internet marketing services; focusing on website design, search engine optimization, and viral social media marketing. Sales income is recognized only when all of the following criteria have been met:

i)

Persuasive evidence for an agreement exists;

ii)

Service has been provided;

iii)

The fee is fixed or determinable; and

iv)

Revenue is reasonably assured.

Recent Accounting Pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company.  The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 8.      Financial Statements and Supplementary Data

NEW MEDIA INSIGHT GROUP, INC.

INDEX TO AUDITED FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 29, 2010 (INCEPTION) TO APRIL 30, 2011

Page

Report of Independent Public Accounting Firm

20

Balance Sheets as of April 30, 2011 and 2010

21

Statements of Operations for the Year Ended April 30, 2011, for the period from

Inception (March 29, 2010) to April 30, 2010, and Cumulative from Inception

(March 29, 2010) to April 30, 2011

22

Statements of Changes in Stockholders’ Equity for the Period Beginning

March 29, 2010 (Inception) to April 30, 2011

23

Statements of Cash Flows for the Year Ended April 30, 2011, for the period from

Inception (March 29, 2010) to April 30, 2010, and Cumulative from Inception

(March 29, 2010) to April 30, 2011

24

Notes to Financial Statements

25

Randall N. Drake, CPA, P.A.

1981 Promenade Way

Clearwater, FL  33760

727.536.4863

Randall@RDrakeCPA.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of New Media Insight Group, Inc.

We have audited the accompanying balance sheets of New Media Insight Group, Inc. as of April 30, 2011 and 2010 and the related statements of operations, stockholders’ equity, and cash flows for the year ended April 30, 2011 and for the period beginning March 29, 2010 (inception) through April 30, 2010 and for the period beginning March 29, 2010 (inception) through April 30, 2011. New Media Insight Group, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Media Insight Group, Inc. as of April 30, 2011 and 2010, and the results of its operations and its cash flows for the year ended April 30, 2011 and the period beginning March 29, 2010 (inception) through April 30, 2010 and the period beginning March 29, 2010 (inception) through April 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements and discussed in Note 6 of the accompanying financial statements, the Company has incurred significant recurring losses from operations since inception and is dependent on outside sources of financing for continuation of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

/s/ Randall N. Drake, CPA, P.A.

Randall N. Drake, CPA, P.A.

Clearwater, FL 33760

July 28, 2011

New Media Insight Group, Inc.
Balance Sheets
As of April 30,

	2011	2010

ASSETS
Current Assets
Cash	$37,226	$-
Accounts receivable, less allowances of $0	8,625	-
Prepaid legal fees	-	3,515
Total Current Assets	45,851	3,515

TOTAL ASSETS	$45,851	$3,515

LIABILITIES AND STOCKHOLDERS’ EQUTIY

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$3,928	$-
Due to shareholder	641	359

TOTAL LIABILITIES	4,569	359

STOCKHOLDERS’ EQUITY (note 3)
Preferred stock, par value $0.001, 25,000,000 shares
authorized, none issued and outstanding		-
Common Stock, par value $0.001, 100,000,000 shares authorized,
3,437,500 and 1,000,000 shares issued and outstanding, respectively	3,438	1,000
Additional paid-in capital	64,062	4,000
Accumulated deficit	(26,218)	(1,844)
Total Stockholders’ Equity	41,282	3,156

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$45,851	$3,515

The accompanying notes are an integral part of these financial statements.

New Media Insight Group, Inc.
Statements of Operations

			Cumulative
		From Inception	From Inception
	Year Ended	(March 29, 2010) to	(March 29, 2010) to
	April 30,	April 30,	April 30,
	2011	2010	2011

REVENUES:	$27,925	$-	$27,925

OPERATING EXPENSES:
Selling and advertising	18,450	-	18,450
General and administrative	6,287	34	6,321
Professional fees	27,562	1,810	29,372
Total Operating Expenses	52,299	1,844	54,143

OTHER INCOME AND EXPENSE	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(24,374)	$(1,844)	$(26,218)

Basic and Diluted Loss per Common Share	$(0.01)	$(0.00)

Weighted Average Number of Common Shares Outstanding	2,757,246	1,000,000

The accompanying notes are an integral part of these financial statements.

New Media Insight Group, Inc.
Statements of Changes in Stockholders’ Equity
For the Period Beginning March 29, 2010 (Inception) to April 30, 2011

	Common Shares		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance- March 29, 2010 (Inception)	-	$-	$-	$-	$-

Common shares issued for cash at
$0.005 per share, March 29, 2010	1,000,000	1,000	4,000	-	5,000
Loss for the period	-	-	-	(1,844)	(1,844)

Balance – April 30, 2010	1,000,000	1,000	4,000	(1,844)	3,156

Common shares issued for cash at
$0.005 per share, May 10, 2010	1,000,000	1,000	4,000	-	5,000
Common shares issued for cash at
$0.04 per share, June 22, 2010	362,500	362	14,138	-	14,500
Common shares issued for cash at
$0.04 per share, November 19, 2010	1,012,500	1,013	39,487	-	40,500
Common shares issued for cash at
$0.04 per share, December 10, 2010	37,500	38	1,462	-	1,500
Common shares issued for cash at
$0.04 per share, January 31, 2011	25,000	25	975	-	1,000
Loss for the year	-	-	-	(24,374)	(24,374)

Balance – April 30, 2011	3,437,500	$3,438	$64,062	$(26,218)	$41,282

The accompanying notes are an integral part of these financial statements.

New Media Insight Group, Inc.
Statements of Cash Flows

			Cumulative
		From Inception	From Inception
	Year Ended	(March 29, 2010) to	(March 29, 2010) to
	April 30,	April 30,	April 30,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(24,374)	$(1,844)	$(26,218)
Adjustments to reconcile net loss to net cash used in operations:
Changes in operating assets and Liabilities:
(Increase) in accounts receivable	(8,625)	-	(8,625)
(Increase) decrease in prepaid legal fees	3,515	(3,515)	-
Increase in accounts payable and accrued liabilities	3,928	-	3,928
Net cash used in operating activities	(25,556)	(5,359)	(30,915)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from related party	282	359	641
Issuance of common stock for cash	62,500	5,000	67,500
Net cash provided by financing activities	62,782	5,359	68,141

Net increase in cash and cash equivalents	37,226	-	37,226

Cash and cash equivalents - beginning of period	-	-	-

Cash and cash equivalents - end of period	$37,226	$-	$37,226

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financials.

New Media Insight Group, Inc.
Notes to Financial Statements
April 30, 2011 and 2010

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $37,226 and $0 in cash and cash equivalents at April 30, 2011 and 2010, respectively.

Start-Up Costs

In accordance with FASC 720-15-20, “Start-up Costs”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Net Income or (Loss) Per Share of Common Stock

The Company has adopted FASC Topic No. 260, “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.

New Media Insight Group, Inc.
Notes to Financial Statements
April 30, 2011 and 2010

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Income or (Loss) Per Share of Common Stock (continued)

The following table sets forth the computation of basic and diluted earnings per share:

		From Inception
	Year Ended	(March 29, 2010) to
	April 30,	April 30,
	2011	2010
Net loss applicable to Common Shares	$(24,374)	$(1,844)

Weighted average common shares
outstanding (Basic)	2,757,246	1,000,000
Options	-	-
Warrants	-	-
Weighted average common shares
outstanding (Diluted)	2,757,246	1,000,000

Net loss per share (Basic and Diluted)	$(0.01)	$(0.00)

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

Sales and Advertising

The costs of sales and advertising are expensed as incurred.  Sales and advertising expense was $18,450 and $0 for the year ended April 30, 2011 and for the period of March 29, 2010 (inception) to April 30, 2010, respectively.

New Media Insight Group, Inc.
Notes to Financial Statements
April 30, 2011 and 2010

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

The Company recognizes revenue from the sale of services in accordance with FASC Topic No. 605, “Revenue Recognition.”  Revenue consists of internet marketing services; focusing on website design, search engine optimization, and viral social media marketing. Sales income is recognized only when all of the following criteria have been met:

i)

Persuasive evidence for an agreement exists;

ii)

Service has been provided;

iii)

The fee is fixed or determinable; and

iv)

Revenue is reasonably assured.

Recent Accounting Pronouncements

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. We believe that the following impending standards may have an impact on our future filings.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  The objective of this Update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS), the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this Update. The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the provisions of ASU 2011-05 to have a material impact on the financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this Update are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRSs).  The amendments in this Update explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting.   The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  The company does not expect the provisions of ASU 2011-04 to have a material effect on the financial statements.

New Media Insight Group, Inc.
Notes to Financial Statements
April 30, 2011 and 2010

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.  The company does not expect the provisions of ASU 2010-29 to have a material effect on the financial statements.

In April 2010, the FASB issued ASU No. 2010-13, Compensation-Stock Compensation (Topic 718)-Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  The company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the company.

In March 2010, the FASB issued ASU No. 2010-11, Derivatives and Hedging (Topic 815)-Scope Exception Related to Embedded Credit Derivatives.  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity's first fiscal quarter beginning after issuance of this Update.  The company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the company.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures ("ASU 2010-06"). This standard updates FASB ASC 820, Fair Value Measurements ("ASC 820"). ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The standard is effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company has adopted ASU 2010-06; the adoption did not have a material impact on the financial statements.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 3 -   CAPITAL STOCK

Authorized Stock

The Company has authorized 100,000,000 common shares and 25,000,000 preferred shares, both with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

New Media Insight Group, Inc.
Notes to Financial Statements
April 30, 2011 and 2010

NOTE 3 -

CAPITAL STOCK (continued)

Share Issuance

Since inception (March 29, 2010), the Company has issued 2,000,000 common shares at $0.005 per share for $10,000 in cash, and 1,437,500 common shares at $0.04 per share for $57,500 in cash, for total proceeds of $67,500, being $3,438 for par value shares and $64,062 for capital in excess of par value. There were 3,437,500 and 1,000,000 common shares issued and outstanding at April 30, 2011 and 2010, respectively.

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

Minimal deferred tax assets arising as a result of net operation loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from March 29, 2010 (date of inception) through April 30, 2011 of $26,218 will begin to expire in 2030.  Accordingly, deferred tax assets of approximately $9,200 (assuming an effective maximum statutory rate of 35%) were offset by the valuation allowance that increased by approximately $8,600 and $600 for the year ended April 30, 2011 and for the period of March 29, 2010 (inception) to April 30, 2010, respectively.

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at April 30, 2011 and 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at April 30, 2011 and 2010.

NOTE 5 -

DUE TO RELATED PARTY

As at April 30, 2011 and 2010, the Company was obligated to a director, who is also an officer and stockholder, for a non-interest bearing demand loan with a balance of $641 and $359, respectively.

NOTE 6 -

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at April 30, 2011, the Company has a loss from operations of $24,374, an accumulated deficit of $26,218, and working capital of $41,282 and has earned $27,925 in revenues since inception. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

New Media Insight Group, Inc.
Notes to Financial Statements
April 30, 2011 and 2010

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

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2011 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based upon such evaluation, our management concluded that we did maintain effective internal control over financial reporting as of April 30, 2011 based on the COSO framework criteria.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to a permanent exemption for non-accelerated filers from the internal control audit requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Officers’ Certifications

Appearing as exhibits to this Annual Report are “Certifications” of our Chief Executive Officer and Chief Financial Officer.  The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”).  This section of the Annual Report contains information concerning the Controls Evaluation referred to in the Section 302 Certification.  This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.   Other Information

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
David Carpenter	President, Chief Executive Officer (CEO), Chief Financial Officer (CFO), Treasurer and Director	62	March 29, 2010
Michael Hay	Secretary and Director	41	May 3, 2010

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

David Carpenter

From April 1999 Mr. Carpenter has been the CFO for What To Do Media, LLC, a traditional Advertising and Marketing firm based out of Hawaii.  David is responsible for the monitoring the company’s finances, budgeting, and payroll.  Prior to What To Do Media, Mr. Carpenter worked as a sales manager for Visitor magazines in Hawaii from 2001 – 2004.  Prior to 2001, Mr. Carpenter worked in various public relations roles with non-profit organizations.

Dave Carpenter: has specialized Internet marketing experience and a wide network of industry contacts that make him an ideal choice as CEO of New media.  David is also a certified “Google Adwords Specialist,” having taken much of the advanced training and educational workshops available in this discipline.  David has also collaborated directly with website designers and is intimately familiar with all aspects of modern site construction.  Also, David will utilize his network of industry contacts to recruit the top talent needed to launch New Media’s initiatives.

Michael Hay

Mr. Hay graduated from the University Of Guelph in 1995.  He obtained a B.A. in Political Science, and a Graduate Diploma in International Marketing.

From 2006 – present, Mr. Hay has been employed by Hands-On Consulting Group as a Marketing Director.  Prior to 2006, he worked as a Marketing Director for Intrawest Resort Club Group in Whistler, BC from 1998 to 2006.

Michael Hay has years of marketing and advertising experience and also has a wide network of industry contacts.  Michael has attended many of the same industry-related workshops as David Carpenter, and in many instances attended them together.  Michael is currently in the midst of working on his own “Google Adwords Specialist” designation, and is also well versed in SEO optimized website construction and writing.  Michael has personally written and trained staff to write the SEO content for a number of his own past client sites and will use this experience to ensure New Media’s new prospects will get the best and most optimized service and possible.

Employment Agreements

Other than as set out below, we have no formal employment agreements with any of our employees, directors or officers.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

1. A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2. Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4. Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5. Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6. Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7. Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8. Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Exchange Act

The Company’s common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Accordingly, officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is attached hereto as exhibit 14. The Company will also provide to any person, without charge and upon request, a copy of the code of ethics. Any such request must be made in writing to the Company at, PO Box 4132, Kailua-Kona, HI 96745-4132.

Board and Committee Meetings

Our board of directors currently consists of two members, David Carpenter and Michael Hay. The Board held no formal meetings during the year ended April 30, 2011. As the company develops a more comprehensive Board of Directors all proceedings will be conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of April 30, 2011, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently the company is developing a comprehensive Board of Directors and does not have an Audit Committee. The company intends to appoint audit, compensation and other applicable committee members as it appoints individuals with pertinent expertise.

Audit Committee Financial Expert

Our board of directors does not have a member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.

Item 11.     Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended April, 2011 and 2010; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended April 30, 2011 and 2010, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Carpenter(1) President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	2011 2010	2,475 0	0 0	0 0	0 0	0 0	0 0	0 0	2,475 0
Michael Hay(2) Secretary and Director	2011 2010	2,425 0	0 0	0 0	0 0	0 0	0 0	0 0	2,425 0

(1)	Mr. Carpenter was appointed President, Chief Executive Officer, Chief Financial Officer, Treasurer and a director of our company on March 29, 2010.

(2)	Mr. Hay was appointed Secretary and a director of our company on May 3, 2010.

Other than set out below there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended April 30, 2011.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended April 30, 2011.

Option Exercises and Stock Vested

During our Fiscal year ended April 30, 2011 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of July 1, 2011 certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
David Carpenter PO Box 4132 Kailua-Kona, HI 96745	1,000,000 common shares Direct ownership	29%
Michael Hay PO Box 4132 Kailua-Kona, HI 96745	1,000,000 common shares Director ownership	29%
Directors and Executive Officers as a Group(1)	2,000,000 common shares	58%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 1, 2011. As of July 1, 2011 there were 3,437,500 shares of our company’s common stock issued and outstanding

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Messrs. Carpenter and Hay, our only directors, are not independent directors as they also serve as our executive officers.

As of April 30, 2011, our company was obligated to David Carpenter, a Director and Officer of New Media Insight Group, for a non-interest bearing demand loan with a balance of $641. We have subsequently paid this loan down in Q1, 2011.

Item 14.     Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended April 30, 2011 and for the period from inception (March 24, 2010) to April 30, 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended April 30, 2011	From Inception (March 29, 2010) to April 30, 2010
Audit Fees (1)	$8,000	$3,500
Audit Related Fees (2)	$0	$0
Tax Fees (3)	$0	$0
All Other Fees (4)	$0	$0
Total	$8,000	$3,500

(1)

Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)

Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

Item 15.     Exhibits, Financial Statement Schedules

Exhibits

In reviewing the agreements included as exhibits to this Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;
•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;
•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and
•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

The following exhibits are included as part of this report:

Exhibit No.	SEC Report Reference No.	Description

3.1	3.1	Articles of Incorporation of Registrant (1)

3.2	3.2	By-Laws of Registrant (2)

14.1	*	Code of Ethics

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Financial Officer

32.1	*	Rule 1350 Certification of Chief Executive and Financial Officer

(1)

Filed with the Securities and Exchange Commission on July 19, 2010 as an exhibit, numbered as indicated above, to the Registrant’s registration statement on Form S-1 (file no. 333-168193), which exhibit is incorporated herein by reference.

(2)

Filed with the Securities and Exchange Commission on July 8, 2011 as an exhibit, numbered as indicated above, to the Registrant’s Form 8-K (file no. 333-168193), which exhibit is incorporated herein by reference.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

NEW MEDIA INSIGHT GROUP, INC.
(Registrant)

Dated: July 28, 2011	/s/ David Carpenter
David Carpenter
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive, Financial, and Accounting Officer)

Dated: July 28, 2011	/s/ Michael Hay
Michael Hay
Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 28, 2011	/s/ David Carpenter
David Carpenter
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive, Financial, and Accounting Officer)

Date: July 28, 2011	/s/ Michael Hay
Michael Hay
Secretary and Director

The Company’s common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Accordingly, officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

40