Form 10-Q
period 2011-06-30
NEW MEDIA INSIGHT GROUP, INC.
filed 2011-09-13
CIK 1493040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No []

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X ]

As of September 9, 2011, there were 3,437,500 shares of the issuer’s common stock, par value $0.001, outstanding.

NEW MEDIA INSIGHT GROUP, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2011

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K filed with the SEC on July 29, 2011. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

NEW MEDIA INSIGHT GROUP, INC.

INDEX TO INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 29, 2010 (INCEPTION) TO JULY 31, 2011

(UNAUDITED)

Page

Balance Sheets

4

Interim Statements of Operations

5

Interim Statements of Changes in Stockholders’ Equity

6

Interim Statements of Cash Flows

7

Notes to Interim Financial Statements

8

New Media Insight Group, Inc.

Balance Sheets

	July 31, 2011	April 30, 2011
	(Unaudited)
ASSETS
Current Assets
Cash	$36,558	$37,226
Accounts receivable, less allowances of $0	3,750	8,625
Total Current Assets	40,308	45,851

TOTAL ASSETS	$40,308	$45,851

LIABILITIES AND STOCKHOLDERS’ EQUTIY

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$7,233	$3,928
Due to shareholder	641	641

TOTAL LIABILITIES	7,874	4,569

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001, 25,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, par value $0.001, 100,000,000 shares authorized, 3,437,500 shares issued and outstanding	3,438	3,438
Additional paid-in capital	64,062	64,062
Accumulated deficit	(35,066)	(26,218)
Total Stockholders’ Equity	32,434	41,282

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,308	$45,851

The accompanying notes are an integral part of these financial statements.

New Media Insight Group, Inc.

Interim Statements of Operations

(Unaudited)

	Three Months Ended July 31,		Cumulative From Inception (March 29, 2010) to July 31,
	2011	2010	2011

REVENUES:	$3,775	$-	$31,700

OPERATING EXPENSES:
Selling and advertising	3,175	-	21,625
General and administrative	1,693	17	8,014
Professional fees	7,755	7,000	37,127
Total Operating Expenses	12,623	7,017	66,766

OTHER INCOME AND EXPENSE	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(8,848)	$(7,017)	$(35,066)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	3,437,500	2,056,456

The accompanying notes are an integral part of these financial statements.

New Media Insight Group, Inc.

Interim Statements of Changes in Stockholders’ Equity

For the Period Beginning March 29, 2010 (Inception) to July 31, 2011

	Common Shares		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance- March 29, 2010 (Inception)	-	$-	$-	$-	$-

Common shares issued for cash at $0.005 per share	1,000,000	1,000	4,000	-	5,000
Loss for the period	-	-	-	(1,844)	(1,844)

Balance – April 30, 2010	1,000,000	1,000	4,000	(1,844)	3,156

Common shares issued for cash at $0.005 per share	1,000,000	1,000	4,000	-	5,000
Common shares issued for cash at $0.04 per share	1,437,500	1,438	56,062	-	57,500
Loss for the year	-	-	-	(24,374)	(24,374)

Balance – April 30, 2011	3,437,500	3,438	64,062	(26,218)	41,282

Loss for the period (unaudited)	-	-	-	(8,848)	(8,848)

Balance – July 31, 2011 (unaudited)	3,437,500	$3,438	$64,062	$(35,066)	$32,434

The accompanying notes are an integral part of these financial statements.

New Media Insight Group, Inc.

Interim Statements of Cash Flows

(Unaudited)

	Three Months Ended July 31,		Cumulative From Inception (March 29, 2010) to July 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(8,848)	$(7,017)	$(35,066)
Adjustments to reconcile net loss to net cash used in operations:
Changes in operating assets and Liabilities:
Decrease (increase) in accounts receivable	4,875	-	(3,750)
Decrease in prepaid legal fees	-	3,500	-
Increase in accounts payable and accrued liabilities	3,305	-	7,233
Net cash used in operating activities	(668)	(3,517)	(31,583)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from (payments to) related party	-	(359)	641
Issuance of common stock for cash	-	19,500	67,500
Net cash provided by financing activities	-	19,141	68,141

Net increase (decrease) in cash and cash equivalents	(668)	15,624	36,558

Cash and cash equivalents - beginning of period	37,226	-	-

Cash and cash equivalents - end of period	$36,558	$15,624	$36,558

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financials.

New Media Insight Group, Inc.

Notes to Interim Financial Statements

July 31, 2011

(Unaudited)

NOTE 1.

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

NOTE 2.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $36,558 and $37,226 in cash and cash equivalents at July 31, 2011 and April 30, 2011, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months	Three Months
	Ended July 31,	Ended July 31,
	2011	2010
Net loss applicable to Common Shares	$(8,848)	$(7,017)

Weighted average common shares
outstanding (Basic)	3,437,500	2,056,456
Options	-	-
Warrants	-	-
Weighted average common shares
outstanding (Diluted)	3,437,500	2,056,456

Net loss per share (Basic and Diluted)	$(0.00)	$(0.00)

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

Sales and Advertising

The costs of sales and advertising are expensed as incurred.  Sales and advertising expense was $3,175 and $0 for the three month periods ended July 31, 2011 and 2010, respectively.

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

NOTE 3.   CAPITAL STOCK

Authorized Stock

The Company has authorized 100,000,000 common shares and 25,000,000 preferred shares, both with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Share Issuance

Since inception (March 29, 2010), the Company has issued 2,000,000 common shares at $0.005 per share for $10,000 in cash, and 1,437,500 common shares at $0.04 per share for $57,500 in cash, for total proceeds of $67,500, being $3,438 for par value shares and $64,062 for capital in excess of par value. There were 3,437,500 common shares issued and outstanding at July 31, 2011 and April 30, 2011.

There are no preferred shares outstanding.  The Company has issued no authorized preferred shares.  The Company has no stock option plan, warrants or other dilutive securities

NOTE 4.

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

Minimal deferred tax assets arising as a result of net operation loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from March 29, 2010 (date of inception) through July 31, 2011 of $35,066 will begin to expire in 2030.  Accordingly, deferred tax assets of approximately $12,300 (assuming an effective maximum statutory rate of 35%) were offset by the valuation allowance that increased by approximately $3,100 and $500 for the three months ended July 31, 2011 and 2010, respectively.

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at July 31, 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at July 31, 2011.

NOTE 5.

DUE TO RELATED PARTY

As at July 31, 2011, the Company was obligated to a director, who is also an officer and stockholder, for a non-interest bearing demand loan with a balance of $641.

NOTE 6.

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at July 31, 2011, the Company had a loss from operations of $8,848, an accumulated deficit of $35,066, and working capital of $32,434 and has earned $31,700 in revenues since inception. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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

NOTE 7.

SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are no additional items to disclose.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the “Description of Business – Risk Factors” section in our Form 10-K, as filed on July 29, 2011.  You should carefully review the risks described in our 10-K and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the “Company,” “New Media,” “we,” “us,” or “our” are to New Media Insight Group, Inc.

Executive Summary

We have developed a web based business offering marketing and advertising solutions to prospects wishing to improve their online presence.  The Company is virtual in nature, meaning that employees and contractors will primarily work from home, negating the need to retain formal office space.  Our services are highly specialized and focus on website design, search engine optimization, as well as social media advertising through Twitter, Facebook, Google Plus, LinkedIn, and You Tube. Professional web designers, optimization technicians, and Google AdWord specialists are retained on a contractual basis and as demand requires.  Supporting functions such as creative and graphic design work is also included in our portfolio to better service clients.  Another aspect of our plan is to better educate our clients and empower them to understand and get the best use out of their Internet marketing spending. This education also comes in the form of content managed websites.

There is a new generation of content managed web platforms that enable clients to have complete control over their own site to edit, change pictures, or add new web pages all together.  These modern platforms are easy to use and to understand.  They also form the cornerstone of our services in that all internet marketing efforts generally flow from a well-designed and optimized website.  Empowering clients to take control over their own internet presence engages them, and allows enables us at NMIG to up sell our specialized services and marketing programs.

Strategic Initiatives

Fully optimized NMIG website: we are in the design process to launch our new and fully SEO friendly website.  The site will be optimized to rank high on Google, Bing, and Yahoo organic searches in the states of Washington, Oregon, California, and Nevada.  The site will be optimized for keywords such as ‘Web Design Seattle,’ ‘SEO services Las Vegas,’ or ‘Social Media Marketing Portland.’ A total of 75 keywords have been chosen and we expect to see our soon-to-be-launched site to reach first page organic rankings by September, 2011. Strong calls to action have been chosen for the site that will promote strong lead generation.

Direct Mail Campaign: a website-supported direct mail piece is in the final process for distribution to targeted Seattle, Portland, and Las Vegas businesses.  The piece has a strong call to action to our soon-to-be-launched website, and stands alone well in describing our key services and programs.

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

Mobile Technology and Tablets:  NMIG is currently in the exploratory process of expanding our services to include smart phone marketing and web ipad-syle tablets.  QR codes have been added to the array of services offered; QR codes enable customers to scan client ads using a bar code, and receive personalized messages, links to website URL’s, or prompt a phone call directly to client businesses. .  We hope to be able to launch these new services by November, 2011.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended April 30, 2011.

Our operating results for the three months ended July 31, 2011 and 2010 are summarized as follows:

	Three Months Ended July 31, 2011	Three Months Ended July 31, 2010
Revenue	$3,775	$-
Expenses	$12,623	$7,017
Net Loss	$(8,848)	$(7,017)

Revenue

The Company earned its initial revenues starting in the third quarter of the fiscal year ended April 30, 2011. The revenues were from the sale of website designs, search engine optimization programs, and viral social media marketing campaigns, and were recognized upon the completion of these programs. We earned revenues of $27,925 for the year ended April 30, 2011 compared to revenues of $0.00 for the period from inception (March 29, 2010) to April 30, 2010. Increased revenues in 2011 can be attributed to increased awareness of New Media’s services and expansion of our marketing efforts to new customers. We anticipate earning increased revenues in the upcoming fiscal year 2012.

Expenses

Our total expenses for the three months ended July 31, 2011 and 2010 are outlined in the table below:

	Three Months Ended July 31, 2011	Three Months Ended July 31, 2010
Selling and advertising	$3,175	$-
General and administrative	$1,693	$17
Professional fees	$7,755	$7,000
Total	$12,623	$7,017

Selling and advertising expenses for the 3 months increased by $3,175, due to the increase spending to generate revenues.

Liquidity and Financial Condition

Working Capital

	At	At
	July 31,	April 30,	Increase/
	2011	2011	Decrease
Current Assets	$40,308	$45,851	$5,543
Current Liabilities	$7,874	$4,569	$3,305
Working Capital	$32,434	$41,282	$8,848

Cash Flows	Three Months	Three Months
	Ended	Ended
	July 31,	July 31,
	2011	2010
Net Cash Used in Operating Activities	$(668)	$(3,517)
Net Cash Used by Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$-	$19,141
Net Increase (Decrease) in Cash During the Period	$(668)	$15,624

Liquidity and Capital Resources

We received our initial funding of $10,000 through the sale of common stock to David Carpenter, who purchased 1,000,000 shares of common stock at $0.005 on March 29, 2010, 1,000,000, and Mike Hay, who purchased 1,000,000 shares of common stock at $0.005 on May 10, 2010.  In June 2010 we received $14,500 from 8 unrelated shareholders who purchased 362,500 shares of our common stock at $0.04 per share.  From November 2010 to January 2011, we raised $43,000 from our post-effective amendment on Form S-1, from the sale of 1,075,000 shares to 24 unaffiliated investors.  From inception until the date of this filing we have had limited operating activities.  Our financial statements from inception (March 29, 2010) through the period ended July 31, 2011, reported revenues of $31,700 and a net loss of $35,066.

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

•

Continued recruitment of talent (Craigslist listing)

•

Networking for sales leads at local Seattle and Portland technology events

As our business is a marketing and advertising company, we are able to complete most of our marketing initiatives without incurring additional outside expenses by completing the work internally hence being able to keep our advertising and marketing costs to a minimum.  Over the next 12 months, we anticipate that the company will require funds of approximately $25,000 to meet our working capital requirements.

In the event that we need additional funds in addition to the cash on hand, we will endeavour to proceed with our plan of operations by locating alternative sources of financing.  Although there are no written agreements in place, one form of alternative financing that may be available to us is self-financing through contributions from the officers and directors.  While the officers and directors have generally indicated a willingness to provide services and financial contributions if necessary, there are presently no agreements, arrangements, commitments, or specific understandings, either verbally or in writing, between the officers and directors and New Media.

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

Going Concern

As of July 31, 2011, our company has a three month loss of $8,848 and an accumulated deficit of $35,006. Our company intends to fund operations through operational cash flow and equity/debt financing arrangements. These sources may be insufficient to fund its capital expenditures, working capital and other cash requirements for the future. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2011, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We did not issue unregistered equity securities during the quarter ended July 31, 2011.

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

Dated:  September 13, 2011

By:

/s/ David Carpenter

David Carpenter
President, Principal Executive and Financial Officer