Form 10-Q
period 2011-10-31
NEW MEDIA INSIGHT GROUP, INC.
filed 2011-12-14
CIK 1493040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

or

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

As of December 12, 2011, there were 3,437,500 shares of the issuer’s common stock, par value $0.001, outstanding.

NEW MEDIA INSIGHT GROUP, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2011

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

NEW MEDIA INSIGHT GROUP, INC.

INDEX TO INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 29, 2010 (INCEPTION) TO OCTOBER 31, 2011

(UNAUDITED)

New Media Insight Group, Inc.

Balance Sheets

	October 31, 2011	April 30, 2011
	(Unaudited)
ASSETS
Current Assets
Cash	$10,730	$37,226
Accounts receivable, less allowances of $0	3,750	8,625
Total Current Assets	14,480	45,851

TOTAL ASSETS	$14,480	$45,851

LIABILITIES AND STOCKHOLDERS’ EQUTIY

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$281	$3,928
Due to shareholder (note 5)	641	641
Total Current Liabilities	922	4,569

TOTAL LIABILITIES	922	4,569

STOCKHOLDERS’ EQUITY (note 3)
Preferred stock, par value $0.001, 25,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, par value $0.001, 100,000,000 shares authorized, 3,437,500 shares issued and outstanding	3,438	3,438
Additional paid-in capital	64,062	64,062
Accumulated deficit	(53,942)	(26,218)
Total Stockholders’ Equity	13,558	41,282

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,480	$45,851

The accompanying notes are an integral part of these financial statements.

New Media Insight Group, Inc.

Interim Statements of Operations

(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,		Cumulative From Inception (March 29, 2010) to October 31,
	2011	2010	2011	2010	2011

REVENUES:	$-	$-	$3,775	$-	$31,700

OPERATING EXPENSES:

Selling and advertising

	-	-	3,175	-	21,625

General and administrative

	231	-	1,924	17	8,245

Professional fees

	18,645	4,928	26,400	11,928	55,772
Total Operating Expenses	18,876	4,928	31,499	11,945	85,642

OTHER INCOME AND EXPENSE	-	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES

	$(18,876)	$(4,928)	$(27,724)	$(11,945)	$(53,942)

Basic and Diluted Loss per Common Share

	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding

	3,437,500	2,362,500	3,437,500	2,210,314

The accompanying notes are an integral part of these financial statements.

New Media Insight Group, Inc.

Interim Statements of Changes in Stockholders’ Equity

For the Period Beginning March 29, 2010 (Inception) to October 31, 2011

Common Shares

			Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance- March 29, 2010 (Inception)	-	$-	$-	$-	$-

Common shares issued for cash at $0.005 per share	1,000,000	1,000	4,000	-	5,000
Loss for the period	-	-	-	(1,844)	(1,844)

Balance – April 30, 2010	1,000,000	1,000	4,000	(1,844)	3,156

Common shares issued for cash at $0.005 per share	1,000,000	1,000	4,000	-	5,000
Common shares issued for cash at $0.04 per share	1,437,500	1,438	56,062	-	57,500
Loss for the year	-	-	-	(24,374)	(24,374)

Balance – April 30, 2011	3,437,500	3,438	64,062	(26,218)	41,282

Loss for the period (unaudited)	-	-	-	(27,724)	(27,724)

Balance – October 31, 2011 (unaudited)	3,437,500	$3,438	$64,062	$(53,942)	$13,558

The accompanying notes are an integral part of these financial statements.

New Media Insight Group, Inc.

Interim Statements of Cash Flows

(Unaudited)

	Six Months Ended October 31,		Cumulative From Inception (March 29, 2010) to October 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(27,724)	$(11,945)	$(53,942)
Adjustments to reconcile net loss to net cash used in operations:
Changes in operating assets and Liabilities:
Decrease (increase) in accounts receivable	4,875	-	(3,750)
Decrease in prepaid legal fees	-	3,515	-
Increase (decrease) in accounts payable and accrued liabilities	(3,647)	1,645	281
Net cash used in operating activities	(26,496)	(6,785)	(57,411)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from (payments to) related party	-	(359)	641
Issuance of common stock for cash	-	19,500	67,500
Net cash provided by financing activities	-	19,141	68,141

Net increase (decrease) in cash and cash equivalents	(26,496)	12,356	10,730

Cash and cash equivalents - beginning of period	37,226	-	-

Cash and cash equivalents - end of period	$10,730	$12,356	$10,730

Supplemental Cash Flow Disclosure:

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financials.

New Media Insight Group, Inc.

Notes to Interim Financial Statements

October 31, 2011

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $10,730 and $37,226 in cash and cash equivalents at October 31, 2011 and April 30, 2011, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended October 31,		Six Months Ended October 31,
	2011	2010	2011	2010

Net loss applicable to Common Shares	$(18,876)	$(4,928)	$(27,724)	$(11,945)

Weighted average common shares
outstanding (Basic)
Options	-	-	-	-
Warrants	-	-	-	-
Weighted average common shares
outstanding (Diluted)	3,437,500	2,362,500	3,437,500	2,210,314

Net loss per share (Basic and Diluted)	$(0.01)	$(0.00)	$(0.01)	$(0.00)

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

Sales and Advertising

The costs of sales and advertising are expensed as incurred.  Sales and advertising expense was $3,175 and $0 for the six month periods ended October 31, 2011 and 2010, respectively.

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

iii)       The fee is fixed or determinable; and

iv)       Revenue is reasonably assured.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our consolidated financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

NOTE 3.   CAPITAL STOCK

Authorized Stock

The Company has authorized 100,000,000 common shares and 25,000,000 preferred shares, both with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Share Issuance

Since inception (March 29, 2010), the Company has issued 2,000,000 common shares at $0.005 per share for $10,000 in cash, and 1,437,500 common shares at $0.04 per share for $57,500 in cash, for total proceeds of $67,500, being $3,438 for par value shares and $64,062 for capital in excess of par value. There were 3,437,500 common shares issued and outstanding at October 31, 2011 and April 30, 2011.

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

Minimal deferred tax assets arising as a result of net operation loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from March 29, 2010 (date of inception) through October 31, 2011 of $53,942 will begin to expire in 2030.  Accordingly, deferred tax assets of approximately $18,900 (assuming an effective maximum statutory rate of 35%) were offset by the valuation allowance that increased by approximately $9,700 and $4,200 for the six months ended October 31, 2011 and 2010, respectively.

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at October 31, 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at October 31, 2011.

NOTE 5.      DUE TO RELATED PARTY

As at October 31, 2011, the Company was obligated to a director, who is also an officer and stockholder, for a non-interest bearing demand loan with a balance of $641.

NOTE 6.      GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at October 31, 2011, the Company had a loss from operations, for the six month period, of $27,724, an accumulated deficit of $53,942, and working capital of $13,558 and has earned $31,700 in revenues since inception. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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

All references in this Form 10-Q to the “Company,” “New Media,” “we,” “us,” or “our” are to New Media Insight Group, Inc.

Executive Summary

We have developed a web based business offering marketing and advertising solutions to prospects wishing to improve their online presence.  The Company is virtual in nature, meaning that employees and contractors will primarily work from home, negating the need to retain formal office space.  Our services are highly specialized and focus on website design, search engine optimization, as well as social media advertising through Twitter, Facebook, Google Plus, LinkedIn, and You Tube. Professional web designers, optimization technicians, mobile marketers, and Google AdWords specialists are retained on a contractual basis and as demand requires.  Supporting functions such as creative and graphic design work is also included in our portfolio to better service clients.  Another aspect of our plan is to better educate our clients and empower them to understand and get the best use out of their Internet marketing spending. This education also comes in the form of content managed websites.

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

Strategic Initiatives

Fully optimized NMIG website: we are on track to complete our new and fully SEO friendly website by January 10, 2012.  Using an SEO strategy of link building and article submissions, the site will be optimized to rank high on Google, Bing, and Yahoo organic searches in the states of Washington, Oregon, California, and Nevada.  The site will be optimized for keywords such as ‘Web Design Seattle,’ ‘SEO services Las Vegas,’ or ‘Social Media Marketing Portland.’ A total of 75 keywords have been chosen and we are a quarter of the way through our initial optimization phase.  We are optimizing our specially chosen keywords in conjunction with building our new website so as to ensure that our marking is finished and ready to go by the first quarter of 2012.

Direct Mail Campaign: we postponed disseminating our website-supported direct mail piece until January 2012, to correspond with the launch of our new website. The mail piece is being target for distribution into the Seattle, Portland, and Las Vegas areas.  We have incorporated strong advertising messages in  the soon-to-be-launched website that we hope will generate leads and sales.

Telemarketing: a Seattle-based telemarketing company has been chosen to facilitate the follow up on the distribution of our direct mail piece to Seattle, Portland, and Las Vegas businesses.  This effort will commence in February 2012, and reference will be made to our mailer, and a low key approach will be transmitted to prospective clients in the form of a complimentary web site draft design offer, or a free 2 hour internet consultation.

Ad Tech New York:  it is the goal of NMIG to always be part of the Ad Tech conferences.  Ad Tech is often held in both New York and San Francisco, and is a premier internet marketing and technology convention / gathering. The event has tremendous educational and networking possibilities for NMIG, not only in the search for new customers, but also in the recruitment of new talent.

Mobile Technology:  NMIG is currently in the exploratory process of expanding our services to include mobile marketing.  NMIG is in talks to partner with a leading mobile marketing developer that has a solid track record of delivering cross platform mobile marketing solutions for all smart phones including the iphone, android, and blackberry systems. QR codes have also been added to the array of services offered; QR codes enable customers to scan client ads using a bar code, and receive personalized messages, links to website URL’s, or prompt a phone call directly to client businesses.  While we have been somewhat delayed in launching these services, we plan on launching our mobile marketing services by the end of the first quarter of 2012.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended April 30, 2011.

Our operating results for the six months ended October 31, 2011 and 2010 are summarized as follows:

	Six Months Ended Oct. 31, 2011	Six Months Ended Oct. 31, 2010
Revenue	$3,775	$-
Expenses	$31,499	$11,945
Net Loss	$(27,724)	$(11,945)

Revenue

The Company earned its initial revenues starting in the third quarter of the fiscal year ended April 30, 2011. The revenues were from the sale of website designs, search engine optimization programs, and viral social media marketing campaigns, and were recognized upon the completion of these programs. We earned revenues of $3,775 for the six months ended October 31, 2011 compared to revenues of $0 for the six months October 31, 2010. Increased revenues in 2011 can be attributed to increased awareness of New Media’s services and expansion of our marketing efforts to new customers. We anticipate earning increased revenues in the upcoming fiscal year 2012.

Expenses

Our total expenses for the six months ended October 31, 2011 and 2010 are outlined in the table below:

	Six Months Ended Oct. 31, 2011	Six Months Ended Oct. 31, 2010
Selling and advertising	$3,175	$-
General and administrative	$1,924	$17
Professional fees	$26,400	$11,928
Total	$31,499	$11,945

Selling and advertising expenses for the 6 months increased by $3,175, due to the increased spending to generate revenues.

Liquidity and Financial Condition

Working Capital

	At	At
	October 31,	April 30,	Increase/
	2011	2011	Decrease
Current Assets	$14,480	$45,851	$(31,371)
Current Liabilities	$922	$4,569	$(3,647)
Working Capital	$13,558	$41,282	$(27,724)

Cash Flows	Six Months	Six Months
	Ended	Ended
	October 31,	October 31,
	2011	2010
Net Cash Used in Operating Activities	$(26,496)	$(6,785)
Net Cash Used by Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$-	$19,141
Net Increase (Decrease) in Cash During the Period	$(26,496)	$12,356

Liquidity and Capital Resources

We received our initial funding of $10,000 through the sale of common stock to David Carpenter, who purchased 1,000,000 shares of common stock at $0.005 on March 29, 2010, 1,000,000, and Mike Hay, who purchased 1,000,000 shares of common stock at $0.005 on May 10, 2010.  In June 2010 we received $14,500 from 8 unrelated shareholders who purchased 362,500 shares of our common stock at $0.04 per share.  From November 2010 to January 2011, we raised $43,000 from our post-effective amendment on Form S-1, from the sale of 1,075,000 shares to 24 unaffiliated investors.  From inception until the date of this filing we have had limited operating activities.  Our financial statements from inception (March 29, 2010) through the period ended October 31, 2011, reported revenues of $31,700 and a net loss of $53,942.

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

Plan of Operation and Cash Requirements

New Media began selling its services in December 2010. Our plan of action over the next twelve months is to continue to market and sell our services, and raise additional capital financing as necessary to grow operations.

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

•         Complete the development of a fully optimized website

•         Extensive social media marketing including the leveraging of Facebook, Twitter, LinkedIn, and You Tube

•         Facebook( https://www.facebook.com/pages/New-Media-Insight-Group/136275216429613)

•         Twitter (http://twitter.com/NMIGroup)

•         You Tube (http://www.youtube.com/user/NewMediaInsightGroup)

•         Continued recruitment of talent

•         Networking for sales leads at local Seattle and Portland technology events

•         Secure the partnership with mobile marketing provider

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

Going Concern

As of October 31, 2011, our company has a six month loss of $27,724 and an accumulated deficit of $53,942. Our company intends to fund operations through operational cash flow and equity/debt financing arrangements. These sources may be insufficient to fund its capital expenditures, working capital and other cash requirements for the future. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended October 31, 2011, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We did not issue unregistered equity securities during the quarter ended October 31, 2011.

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

The following exhibits are included as part of this report:

Exhibit No.                    Description

31.1 / 31.2               Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1 / 32.2               Rule 1350 Certification of Principal Executive and Financial Officer

101.INS*                 XBRL Instance

101.SCH*                XBRL Taxonomy Extension Schema

101.CAL*                XBRL Taxonomy Extension Calculations

101.DEF*                XBRL Taxonomy Extension Definitions

101.LAB*                XBRL Taxonomy Extension Labels

101.PRE*                XBRL Taxonomy Extension Presentation

*     XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW MEDIA INSIGHT GROUP, INC.

Dated:  December 13, 2011                               By:       /s/ David Carpenter

David Carpenter
President, Principal Executive and Financial Officer