Form 10-Q
period 2012-01-31
NEW MEDIA INSIGHT GROUP, INC.
filed 2012-02-29
CIK 1493040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

or

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

As of February 27, 2012, there were 3,437,500 shares of the issuer’s common stock, par value $0.001, outstanding.

NEW MEDIA INSIGHT GROUP, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2012

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

INDEX TO INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 29, 2010 (INCEPTION) TO JANUARY 31, 2012

(UNAUDITED)

New Media Insight Group, Inc.

(A Development Stage Company)

Balance Sheets

	January 31, 2012	April 30, 2011
	(Unaudited)
ASSETS
Current Assets
Cash	$12,330	$37,226
Accounts receivable, less allowances of $0	5,175	8,625
Total Current Assets	17,505	45,851

TOTAL ASSETS	$17,505	$45,851

LIABILITIES AND STOCKHOLDERS’ EQUTIY

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$7,687	$3,928
Due to shareholder (note 5)	315	641
Total Current Liabilities	8,002	4,569

TOTAL LIABILITIES	8,002	4,569

STOCKHOLDERS’ EQUITY (note 3)
Preferred stock, par value $0.001, 25,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, par value $0.001, 100,000,000 shares authorized, 3,437,500 shares issued and outstanding	3,438	3,438
Additional paid-in capital	64,062	64,062
Accumulated deficit	(57,997)	(26,218)
Total Stockholders’ Equity	9,503	41,282

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,505	$45,851

The accompanying notes are an integral part of these financial statements.

New Media Insight Group, Inc.

(A Development Stage Company)

Interim Statements of Operations

(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,		Cumulative From Inception (March 29, 2010) to January 31,
	2012	2011	2012	2011	2012

REVENUES:	$6,750	$7,500	$10,525	$7,500	$38,450

OPERATING EXPENSES:

Selling and advertising

	7,475	9,000	10,650	9,000	29,100

General and administrative

	605	706	2,529	722	8,851

Professional fees

	2,725	12,189	29,125	24,118	58,496
Total Operating Expenses	10,805	21,895	42,304	33,840	96,447

OTHER INCOME AND EXPENSE	-	-	-	-	-

NET LOSS

	$(4,055)	$(14,395)	$(31,779)	$(26,340)	$(57,997)

Basic and Diluted Loss per Common Share

	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding

	3,437,500	3,196,154	3,437,500	2,537,091

The accompanying notes are an integral part of these financial statements.

New Media Insight Group, Inc.

(A Development Stage Company)

Interim Statements of Changes in Stockholders’ Equity

For the Period Beginning March 29, 2010 (Inception) to January 31, 2012

Common Shares

			Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance- March 29, 2010 (Inception)	-	$-	$-	$-	$-

Common shares issued for cash at $0.005 per share	1,000,000	1,000	4,000	-	5,000
Loss for the period	-	-	-	(1,844)	(1,844)

Balance – April 30, 2010	1,000,000	1,000	4,000	(1,844)	3,156

Common shares issued for cash at $0.005 per share	1,000,000	1,000	4,000	-	5,000
Common shares issued for cash at $0.04 per share	1,437,500	1,438	56,062	-	57,500
Loss for the year	-	-	-	(24,374)	(24,374)

Balance – April 30, 2011	3,437,500	3,438	64,062	(26,218)	41,282

Loss for the period (unaudited)	-	-	-	(31,779)	(31,779)

Balance – January 31, 2012 (unaudited)	3,437,500	$3,438	$64,062	$(57,997)	$9,503

The accompanying notes are an integral part of these financial statements.

New Media Insight Group, Inc.

(A Development Stage Company)

Interim Statements of Cash Flows

(Unaudited)

	Nine Months Ended January 31,		Cumulative From Inception (March 29, 2010) to January 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(31,779)	$(26,340)	$(57,997)
Adjustments to reconcile net loss to net cash used in operations:
Changes in operating assets and Liabilities:
Decrease (increase) in accounts receivable	3,450	(3,750)	(5,175)
Decrease in prepaid legal fees	-	3,515	-
Increase in accounts payable and accrued liabilities	3,759	4,105	7,687
Net cash used in operating activities	(24,570)	(22,470)	(55,485)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from (payments to) related party	(326)	(359)	315
Issuance of common stock for cash	-	62,500	67,500
Net cash provided by (used in) financing activities	(326)	62,141	67,815

Net increase (decrease) in cash and cash equivalents	(24,896)	39,671	12,330

Cash and cash equivalents - beginning of period	37,226	-	-

Cash and cash equivalents - end of period	$12,330	$39,671	$12,330

Supplemental Cash Flow Disclosure:

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financials.

New Media Insight Group, Inc.

(A Development Stage Company)

Notes to Interim Financial Statements

January 31, 2012

(Unaudited)

NOTE 1.      ORGANIZATION AND DESCRIPTION OF BUSINESS

New Media Insight Group, Inc. (the “Company”) was incorporated on March 29, 2010 in the State of Nevada, U.S.A.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is April 30.

The Company is a development stage company and operates as an internet marketing business providing clients with the latest in new media advertising solutions. We will specialize in developing client websites using a Wordpress platform that maximizes search engine optimization (SEO) results, as well as incorporating a selection of social media (Twitter, Facebook, Linked-in) tools to create highly specialized internet marketing campaigns.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $12,330 and $37,226 in cash and cash equivalents at January 31, 2012 and April 30, 2011, respectively.

Start-Up Costs

In accordance with ASC 720, “Start-up Costs”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Net Income or (Loss) Per Share of Common Stock

The Company has adopted ASC 260, “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2012	2011	2012	2011

Net loss applicable to Common Shares	$(4,055)	$(14,395)	$(31,779)	$(26,340)

Weighted average common shares	3,437,500	3,196,154	3,437,500	2,537,091
outstanding (Basic)
Options	-	-	-	-
Warrants	-	-	-	-
Weighted average common shares
outstanding (Diluted)	3,437,500	3,196,154	3,437,500	2,537,091

Net loss per share (Basic and Diluted)	$(0.00)	$(0.00)	$(0.01)	$(0.01)

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

Sales and Advertising

The costs of sales and advertising are expensed as incurred.  Sales and advertising expense was $10,650 and $9,000 for the nine month periods ended January 31, 2012 and 2011, respectively.

Revenue Recognition

The Company recognizes revenue from the sale of services in accordance with ASC 605, “Revenue Recognition.”  Revenue consists of internet marketing services; focusing on website design, search engine optimization, and viral social media marketing. Sales income is recognized only when all of the following criteria have been met:

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

Share Issuance

Since inception (March 29, 2010), the Company has issued 2,000,000 common shares at $0.005 per share for $10,000 in cash, and 1,437,500 common shares at $0.04 per share for $57,500 in cash, for total proceeds of $67,500, being $3,438 for par value shares and $64,062 for capital in excess of par value. There were 3,437,500 common shares issued and outstanding at January 31, 2012 and April 30, 2011.

There are no preferred shares outstanding.  The Company has issued no authorized preferred shares.  The Company has no stock option plan, warrants or other dilutive securities

NOTE 4.      PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under ASC 740-10-25 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years.

Minimal deferred tax assets arising as a result of net operation loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from March 29, 2010 (date of inception) through January 31, 2012 of $57,997 will begin to expire in 2030.  Accordingly, deferred tax assets of approximately $20,300 (assuming an effective maximum statutory rate of 35%) were offset by the valuation allowance that increased by approximately $11,100 and $9,300 for the nine months ended January 31, 2012 and 2011, respectively.

The Company follows the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at January 31, 2012 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at January 31, 2012.

NOTE 5.      DUE TO RELATED PARTY

As at January 31, 2012, the Company was obligated to a director, who is also an officer and stockholder, for a non-interest bearing demand loan with a balance of $315.

NOTE 6.      GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at January 31, 2012, the Company had a loss from operations, for the nine month period, of $31,779, an accumulated deficit of $57,997, and working capital of $9,503 and has earned $38,450 in revenues since inception. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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

All references in this Form 10-Q to the “Company,” “New Media,” “NMIG”, “we,” “us,” or “our” are to New Media Insight Group, Inc.

Executive Summary

We have developed a web-based business offering marketing and advertising solutions to prospects wishing to improve their online presence.  The Company is virtual in nature, meaning that employees and contractors will primarily work from home, negating the need to retain formal office space.  Our services are highly specialized and focus on website design, search engine optimization, as well as social media advertising through Twitter, Facebook, Google Plus, LinkedIn and You Tube. Professional web designers, optimization technicians, mobile marketers, and Google AdWords specialists are retained on a contractual basis and as demand requires.  Supporting functions such as creative and graphic design work is also included in our portfolio to better service clients.  Another aspect of our plan is to better educate our clients and empower them to understand and get the best use out of their Internet marketing spending. This education also comes in the form of content managed websites.

There is a new generation of content managed web platforms that enable clients to have complete control over their own site to edit, change pictures, or add new web pages all together.  These modern platforms are easy to use and to understand.  They also form the cornerstone of our services in that all internet marketing efforts generally flow from a well-designed and optimized website.  Empowering clients to take control over their own internet presence engages them, and enables us at NMIG to sell our specialized services and marketing programs.

Strategic Initiatives

Fully optimized NMIG website: We completed our new and fully SEO friendly website in January 2012.  Using an SEO strategy of link building and article submissions, the site is optimized to rank high on Google, Bing, and Yahoo organic searches in the states of Washington, Oregon, California, and Nevada.  The site is optimized for keywords such as ‘Web Design Seattle,’ ‘SEO services Las Vegas,’ or ‘Social Media Marketing Portland.

Direct Mail Campaign: we postponed disseminating our website-supported direct mail piece until April 2012.The mail piece is being targeted for distribution into the Seattle, Portland, and Las Vegas areas.  We have incorporated strong advertising messages in the soon-to-be-launched website that we hope will generate leads and sales.

Telemarketing: a Seattle-based telemarketing company has been chosen to facilitate the follow up on the distribution of our direct mail piece to Seattle, Portland, and Las Vegas businesses.  This effort will commence in March 2012, and reference will be made to our mailer, and a low key approach will be transmitted to prospective clients in the form of a complimentary web site draft design offer, or a free 2 hour internet consultation.

Ad Tech New York:  it is the goal of NMIG to always be part of the Ad Tech conferences.  Ad Tech is often held in both New York and San Francisco, and is a premier internet marketing and technology convention/gathering. The event has tremendous educational and networking possibilities for NMIG, not only in the search for new customers, but also in the recruitment of new talent.

Mobile Technology:  NMIG is currently in the exploratory process of expanding our services to include mobile marketing.  NMIG is in talks to partner with a leading mobile marketing developer that has a solid track record of delivering cross platform mobile marketing solutions for all smart phones including the iphone, android and blackberry systems. QR codes have also been added to the array of services offered; QR codes enable customers to scan client ads using a bar code, and receive personalized messages, links to website URL’s, or prompt a phone call directly to client businesses.  While we have been somewhat delayed in launching these services, we plan on launching our mobile marketing services by the end of the first quarter of 2013.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended April 30, 2011.

Our operating results for the nine months ended January 31, 2012 and 2011 are summarized as follows:

	Nine Months Ended Jan. 31, 2012	Nine Months Ended Jan. 31, 2011
Revenue	$10,525	$7,500
Expenses	$42,304	$33,840
Net Loss	$(31,779)	$(26,340)

Revenue

The Company earned its initial revenues starting in the third quarter of the fiscal year ended April 30, 2011. The revenues were from the sale of website designs, search engine optimization programs, and viral social media marketing campaigns, and were recognized upon the completion of these programs. We earned revenues of $10,525 for the nine months ended January 31, 2012 compared to revenues of $7,500 for the nine months ended January 31, 2011. Increased revenues in 2012 can be attributed to increased awareness of New Media’s services and expansion of our marketing efforts to new customers.

Expenses

Our total expenses for the nine months ended January 31, 2012 and 2011 are outlined in the table below:

	Nine Months Ended Jan. 31, 2012	Nine Months Ended Jan. 31, 2011
Selling and advertising	$10,650	$9,000
General and administrative	$2,529	$722
Professional fees	$29,125	$24,118
Total	$42,304	$33,840

Selling and advertising expenses for the nine months increased by $1,650, due to the increased spending to generate revenues.

Liquidity and Financial Condition

Working Capital

	At	At
	January 31,	April 30,	Increase/
	2012	2011	(Decrease)
Current Assets	$17,505	$45,851	$(28,346)
Current Liabilities	$8,002	$4,569	$3,433
Working Capital	$9,503	$41,282	$(31,779)

Cash Flows	Nine Months	Nine Months
	Ended	Ended
	January 31,	January 31,
	2012	2011
Net Cash Used in Operating Activities	$(24,570)	$(22,470)
Net Cash Used by Investing Activities	$-	$-
Net Cash Provided by (Used in) Financing Activities	$(326)	$62,141
Net Increase (Decrease) in Cash During the Period	$(24,896)	$39,671

Liquidity and Capital Resources

We received our initial funding of $10,000 through the sale of common stock to David Carpenter, who purchased 1,000,000 shares of common stock at $0.005 on March 29, 2010, 1,000,000, and Mike Hay, who purchased 1,000,000 shares of common stock at $0.005 on May 10, 2010.  In June 2010 we received $14,500 from 8 unrelated shareholders who purchased 362,500 shares of our common stock at $0.04 per share.  From November 2010 to January 2011, we raised $43,000 from our post-effective amendment on Form S-1, from the sale of 1,075,000 shares to 24 unaffiliated investors.  From inception until the date of this filing we have had limited operating activities.  Our financial statements from inception (March 29, 2010) through the period ended January 31, 2012, reported revenues of $38,450 and a net loss of $57,997.

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

At present, we do not have enough cash on hand to cover operating costs for the next 12 months.

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

•         You Tube (http://www.youtube.com/user/NewMediaInsightGroup)

•         Continued recruitment of talent

•         Networking for sales leads at local Seattle and Portland technology events

•         Secure the partnership with mobile marketing provider

As our business is marketing and advertising, we are able to complete most of our marketing initiatives without incurring additional outside expenses by completing the work internally, keeping our advertising and marketing costs to a minimum.  Over the next 12 months, we anticipate that the company will require funds of approximately $25,000 to meet our working capital requirements.

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

Going Concern

As of January 31, 2012, our company has a nine month loss of $31,779 and an accumulated deficit of $57,997. Our company intends to fund operations through operational cash flow and equity/debt financing arrangements. These sources may be insufficient to fund its capital expenditures, working capital and other cash requirements for the future. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2012, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not issue unregistered equity securities during the quarter ended January 31, 2012.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.         MINE SAFETY DISCLOSURES

Not applicable.

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

NEW MEDIA INSIGHT GROUP, INC.

Dated:  February 28, 2012                                  By:       /s/ David Carpenter

David Carpenter
President, Principal Executive and Financial Officer

