Form 10-K
period 2012-04-30
NEW MEDIA INSIGHT GROUP, INC.
filed 2012-07-19
CIK 1493040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2012

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [    ] to [    ]

Commission file number: 005-86859

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
Yes [   ]     No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on October 31, 2011, was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. (There was no bid or ask price of our common shares during this quarter).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

3,437,500 as of July 10, 2012

DOCUMENTS INCORPORATED BY REFERENCE

None.

Cautionary Statement Regarding Forward-Looking Statements

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

All references in this Form 10-K to the “Company,” “New Media,” “NMIG,” “we,” “us” or “our” are to New Media Insight Group, Inc.

Item 1.   Business

Business Development

New Media Insight Group, Inc. was incorporated in the State of Nevada on March 29, 2010, and our fiscal year end is April 30.  The company's administrative offices are located at PO Box 4132 Kailua-Kona, HI 96745-4132.  The telephone number is 808-315-6666.

New Media Insight Group, Inc. began generating revenues in December 2010 and continued to increase its revenues throughout fiscal year 2011.  Revenues for fiscal 2012 decreased to $10,525.  It has limited cash on hand.  We have sustained losses since inception, and for funding, we have relied upon the sale of our securities and loans from our corporate officers and directors as well as revenue from our sales which began in December 2010.

New Media has never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.  New Media, its directors, officers, affiliates and promoters, have not and do not intend to enter into negotiations or discussions with representatives or owners of any other businesses or companies regarding the possibility of an acquisition or merger.

Principal Services and Their Markets

New Media Insight Group, Inc. is an internet marketing company that provides comprehensive web and mobile -based advertising solutions.  The Company specializes in designing search engine optimized (SEO) websites, social media marketing including the maximization of Twitter, Facebook, You Tube and Linked-In, as well as providing clients with effective Facebook and Google AdWord campaigns as well as banner advertising campaigns.  The Company optimizes client sites (both new and renovated) in three distinct ways: the first focuses on specialized website content, the second places the content into a ‘CMS (content management)’ format, and the third combines the two into a cohesive and well-optimized design.  The heart of an SEO website is its content writing.  There are very specific parameters and word combinations that, when properly employed, will elevate a website’s organic search rankings.  Our Company carefully researches the business of each prospective client, articulates their message and in a specific number of word combinations, both on the ‘home’ page and on ‘linked’ pages, elevating their profile to ‘expert’ status.  ‘Expert’ status (or profile) means that when the proper content (5,000 to 40,000 words) is matched with the right web platform, the client will become (in the eyes of the search engines) an expert in its chosen field.  Again, achieving ‘expert’ or high ranking status boils down to having the right content on the right platform.  Our CMS web platforms empower clients to take control of their own on-line presence, and edit or change text at will. The ability to empower and up-sell clients on our advanced services constitutes New Media’s competitive advantage and means to grow.

To support the SEO website production, New Media also offers a full package of social media marketing and creative production services.  The social media package includes the creation of professional profiles that are regularly updated and managed, as well as linked directly to the client’s website.  This SEO enhancing function also is matched with creative production services.  New Media recruits creative design talent to ensure that the website designs are stylish and conform with SEO best practices.  The design team also creates client ads, shoots photography, or implements general marketing campaigns that often combine Internet with traditional forms of advertising.  The Company’s overarching goal is to provide clients with a combination of Internet advertising solutions that mutually support one another, increase a client’s profile (rankings) and ultimately make them a well-optimized expert (leader) in their chosen market or field.  Success of these efforts is measured by increased leads and sales.

Another Internet advertising service offered by the Company relates to Facebook and Google Adwords pay per click campaigns, along with and banner advertising.  Google Adwords and Facebook campaigns are offered to clients as a compliment to their SEO efforts.  Key words and traffic can be purchased by the month on a pay per click formulae: the more a client spends per month, or per key word, the greater the traffic generated to a site via a Google search.  These types of paid campaigns often work well in combination with an SEO optimized website, and NMIG provides the proper guidance to clients on how best to implement.  A full slate of ‘banner advertising’ options are available to clients wishing to take advantage of these increasingly popular mediums.  The Company’s target demographic is mid to large size companies that may have a presence on the web but are unhappy with the results they are achieving with their web-based marketing.  This target demographic may also have a limited understanding of the ways in which SEO, on-line social networking, Google Adwords, and banner advertising can improve sales.

In 2012, the company also took steps to better position itself to provide customers with mobile / smart phone advertising solutions.

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

Dependence on one or a few major customers

New Media’s business plan targets small to mid-size companies that wish to improve their on-line marketing.  It would be dependent on finding clients that fit this profile to succeed.

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

Number of Employees

New Media has no employees.  The officers and directors are allocating their time to the development of the Company, and intend to do whatever work is necessary in order to bring us to the point of earning revenues.  We do not have any formal contracts with the officers and directors for management fees.  As of the date of this report, Mike Hay has received management fees in the amount of $3,675 and David Carpenter has received $5,179.  We have no other employees, and do not foresee hiring any additional employees in the near future.  We have identified and are using two independent contractors thus far to provide our services.  We will continue to seek additional contractors through network connections and recruiting agencies.

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

We have a minimal operating history and have losses which we expect to continue into the future.  There is no assurance our future operations will result in profitable revenues.  If we cannot generate sufficient revenues to operate profitably, we may suspend or cease operations.

We were incorporated on March 29, 2010, and we have only started our proposed business operations in December 2010 realizing revenues of $38,450 through April 30, 2012.  We do not have a sufficient operating history upon which an evaluation of our future success or failure can be made.  Our net loss since inception to April 30, 2012, was $63,007. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

We currently are managed by 2 officers and 2 directors and we are entirely dependent upon them in order to conduct our operations.  If they should resign or die, there will be no one to run New Media Insight Group, Inc., and the company has no Key Man insurance.  If our current officers are no longer able to serve as such and we are unable to find other persons to replace them, it will have a negative effect on our ability to continue active business operations, and could result in investors losing some or all of their investment in the Company.

Our business mode requires the use of outside personnel, who may not be available when needed.

The Company seeks to grow its business in the ever-expanding niche of Internet marketing and advertising, while maintaining a low cost of operations.  The Company will utilize a virtual workplace (employees and independent contractors will primarily work from their residences eliminating their need for permanent offices), will retain only a minimum number of full time employees and instead hire a core group of independent contractors on an as needed basis.  If we are unable to hire the required talent and/or are unable to get our technology functional, it may have a negative effect on our ability to implement our business plan.  In such an event, we may be required to change our business plan or curtail or delay implementation of some, or all, of our business plan.

Risks Associated with Our Common Stock

The lack of a trading market for our common stock may impair your ability to sell your shares.

There has not been a trading market for our common stock since our inception. The lack of an active market may impair a shareholder’s ability to sell shares or at a price that considered reasonable. The lack of an active market may also reduce the fair market value of our shares. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other assets or companies by using common stock as consideration.

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

Item 2.      Properties

New Media’s mailing address is located at PO Box 4132, Kailua-Kona, HI 96745-4132, and the telephone number is (808) 315-6666.  The executive office is the principle residence of our President, David Carpenter, and the Company does not pay rent.  We do not have any formal rental agreement and therefore, this arrangement can be broken by either party at any time, without any prescribed amount of notice.  We have access to an office space of approximately 150 sq. ft. that includes computer equipment, fax machine and internet access.  We have no intention of finding, in the near future, another office space to rent during the development stage of the company.

New Media does not currently have any investments or interests in any real estate, nor do we have investments or an interest in any real estate mortgages or securities of persons engaged in real estate activities.

Item 3.      Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 4.      Mine Safety Disclosure

Not applicable.

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol “NMED.OB”. However, our common stock has not actively traded since our inception.  Accordingly, there is no active market for our securities.

Our common shares are issued in registered form. ClearTrust, LLC, 16540 Pointe Village Dr., Suite 206, Lutz, Florida 33558 Telephone: (813) 235-4490; Facsimile: (813) 388-4549 is the registrar and transfer agent for our common shares.

As of July 1, 2012, we had 31 shareholders of record of our common stock and 3,437,500 shares outstanding.

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

Equity Compensation Plan Information

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended April 30, 2012, that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended April 30, 2012.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended April 30, 2012.

Item 6.      Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute report, particularly in the section entitled "Risk Factors" beginning on page 8 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Executive Summary

We have developed a web based business offering marketing and advertising solutions to prospects wishing to improve their online presence.  The Company is virtual in nature, meaning that employees and contractors will primarily work from home, negating the need to retain formal office space.  Our services are highly specialized and focus on website design, mobile / smart phone marketing, search engine optimization, as well as social media advertising through Twitter, Facebook, LinkedIn, and You Tube. Professional web designers, optimization technicians, and Google AdWord specialists are retained on a contractual basis and as demand requires.  Supporting functions such as creative and graphic design work is also included in our portfolio to better service clients.  Another aspect of our plan is to better educate our clients and empower them to understand and get the best use out of their Internet marketing spending.  This education also comes in the form of content managed websites.

Strategic Initiatives

Fully optimized NMIG website: we are in the late design process to launch our new and fully SEO friendly website.  The site will be optimized to rank high on Google, Bing, and Yahoo organic searches in the states of Washington, Oregon, California, and Nevada.  The site will be optimized for keywords such as ‘Web Design Seattle,’ ‘SEO services Las Vegas,’ or ‘Social Media Marketing Portland.’  A total of 75 keywords have been chosen and we expect to see our soon to be launched site to reach first page organic rankings by October , 2012. Strong calls to action have been chosen for the site that will promote strong lead generation.

Direct Mail Campaign: a website-supported direct mail piece is in the process for distribution to targeted Seattle, Portland, and Las Vegas businesses.  The piece has a strong call to action to our about-to-be-launched website, and stands alone well in describing our key services and programs.

Telemarketing: we have reached a preliminary agreement with a Seattle-based telemarketing company that will follow up on our direct mail piece with our targeted Seattle, Portland, and Las Vegas businesses.  Reference will be made to our mailer, and a low key approach will be transmitted to prospective clients in the form of a complimentary web site draft design offer, or a free 2 hour internet consultation.

Mobile / Smart Phone Advertising:  NMIG is deeply involved in an effort to expand our services to include smart phone marketing.  The exponential growth of smart phone use and its related marketing potential is unprecedented, and NMIG is now positioned to capitalize on this irresistible trend.  NMIG is exploring the creation of specially designed websites that perform exclusively on i-phone and android platforms.   We hope to be able to launch these new mobile-friendly services by September , 2012.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended April 30, 2012 and 2011.

Our operating results for the year ended April 30, 2012 and 2011, are summarized as follows:

	Year Ended April 30,
	2012	2011
Revenue	$10,525	$27,925
Expenses	$47,314	$52,299
Net Loss	$(36,789)	$(24,374)

Revenue

The Company earned its initial revenues starting in the third quarter of the fiscal year ended April 30, 2011.  The revenues were from the sale of website designs, search engine optimization programs, and viral social media marketing campaigns, and were recognized upon the completion of these programs.  We earned revenues of $10,525 for the year ended April 30, 2012 compared to revenues of $27,925 for the year ended April 30, 2010.  Decreased revenues in 2012 can be attributed to a conscious decision on the part of the Directors to retrench their efforts and spend the requisite time needed to both understand and exploit the burgeoning use of mobile technology.  Until our re-sharpened efforts gain traction, growth will remain slow.  Hence, revenues in 2013 will likely stay flat.

Expenses

Our total expenses for the year ended April 30, 2012 and 2011, are outlined in the table below:

	Year Ended April 30,
	2012	2011
Selling and advertising	$10,650	$18,450
General and administrative	$4,432	$6,287
Professional fees	$32,232	$27,562
Total	$47,314	$52,299

Expenses for the year ended April 30, 2012, increased by 10% as compared to the comparative period in 2011, primarily as a result of a significant decrease in general, administrative, selling and advertising expenses due to a reduction in these areas, to conserve cash.

Liquidity and Financial Condition

Working Capital

	At	At
	April 30,	April 30,	Change
	2012	2011
Current Assets	$8,468	$45,851	$(37,383)
Current Liabilities	$3,975	$4,569	$(594)
Working Capital (deficit)	$4,493	$41,282	$(37,977)

Cash Flows
	Year Ended	Year Ended
	April 30,	April 30,
	2012	2011
Net Cash Used in Operating Activities	$(33,292)	$(25,556)
Net Cash Used by Investing Activities	$-	$-
Net Cash Provided by (Used In) Financing Activities	$(641)	$62,782
Net Increase (Decrease) in Cash During the Period	$(33,933)	$37,226

We will require additional funds to fund our budgeted expenses in the future.  These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.  There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock.  Further, we may continue to be unprofitable. Additionally, there is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

Liquidity and Capital Resources

We received our initial funding of $10,000 through the sale of common stock to David Carpenter, who purchased 1,000,000 shares of common stock at $0.005 on March 29, 2010, 1,000,000, and Mike Hay, who purchased 1,000,000 shares of common stock at $0.005 on May 10, 2010.  In June 2010, we received $14,500 from 8 unrelated shareholders who purchased 362,500 shares of our common stock at $0.04 per share.  From November 2010 to January 2011, we raised $43,000 from our post-effective amendment on Form S-1, from the sale of 1,075,000 shares to 24 unaffiliated investors.  From inception until the date of this filing we have had limited operating activities.  Our financial statements from inception (March 29, 2010) through the period ended April 30, 2012, reported revenues of 38,450 and a net loss of $63,007.

Growth of our operations will be based on our ability to internally finance from cash flow and raise equity and/or debt to increase sales and production.  Our primary sources of liquidity are: (i) cash from sales of our services; and (ii) financing activities.  Our cash balance as of April 30, 2012 was $3,293.

Limited Operating History; Need for Additional Capital

The report of our auditors on our audited financial statements for the fiscal year ended April 30, 2012, contains a going concern qualification as we have suffered losses since our inception.  We have minimal assets and have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow it to continue as a going concern.  Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations.

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

Plan of Operation and Cash Requirements

New Media began selling its services in December 2010. The company saw its revenues fall in 2012, primary due to a decision on the part of the Directors to retrench and devote a lot of their energies toward the development of smart phone marketing initiatives. Our plan of action over the next twelve months is to continue to market and sell our enhanced services and raise additional capital financing as necessary, to grow operations.

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

•         Embrace the use and expansion of mobile marketing technology

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

Going Concern

As of April 30, 2012, our company has an annual loss of $36,789 and an accumulated deficit of $63,007.  Our company intends to fund operations through operational cash flow and equity/debt financing arrangements.  These sources may be insufficient to fund its capital expenditures, working capital and other cash requirements for the future.  In response to these problems, management intends to raise additional funds through public or private placement offerings.  These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $3,293 and $37,226 in cash and cash equivalents at April 30, 2012 and 2011, respectively.

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

Sales and Advertising

The costs of sales and advertising are expensed as incurred.  Sales and advertising expense was $10,650 and $18,450 for the year ended April 30, 2012 and 2011, respectively.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

None.

Item 8.      Financial Statements and Supplementary Data

NEW MEDIA INSIGHT GROUP, INC.

INDEX TO AUDITED FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 29, 2010 (INCEPTION) TO APRIL 30, 2012

Drake & Klein CPAs

A PCAOB Registered Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Company

We have audited the accompanying balance sheets of New Media Insight Group, Inc. as of April 30, 2012 and 2011, and the related statements of income, stockholders’ equity, and cash flows for the years then ended and the period from inception (March 29, 2010) through April 30, 2012. The management of New Media Insight Group, Inc. is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Media Insight Group, Inc. as of April 30, 2012 and 2011, and the results of its operations and its cash flows for each of the years then ended and the period from inception (March 29, 2010) through April 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in the footnotes to the financial statements, the Company has not generated revenue and has not established operations which raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 6.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Drake & Klein CPAs

Drake & Klein CPAs

July 18, 2012

PO Box 2493                                                                                                                                                                                                                                                                                                                                                                                                                   2451 McMullen Booth Rd.

Dunedin, FL  34697-2493                                                                                                                                                                                                                                                                                                                                                                                                                           Suite 210

727-512-2743                                                                                                                                                                                                                                                                                                                                                                                                                 Clearwater, FL  33759-1362

New Media Insight Group, Inc.

(A Development Stage Company)

Balance Sheets

As at April 30,

	2012	2011

ASSETS
Current Assets
Cash	$3,293	$37,226
Accounts receivable, less allowances of $0	5,175	8,625
Total Current Assets	8,468	45,851

TOTAL ASSETS	$8,468	$45,851

LIABILITIES AND STOCKHOLDERS’ EQUTIY

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$3,975	$3,928
Due to shareholder (note 5)	-	641
Total Current Liabilities	3,975	4,569

TOTAL LIABILITIES	3,975	4,569

STOCKHOLDERS’ EQUITY (note 3)
Preferred stock, par value $0.001, 25,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, par value $0.001, 100,000,000 shares authorized, 3,437,500 shares issued and outstanding	3,438	3,438
Additional paid-in capital	64,062	64,062
Accumulated deficit	(63,007)	(26,218)
Total Stockholders’ Equity	4,493	41,282

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,468	$45,851

The accompanying notes are an integral part of these financial statements.

New Media Insight Group, Inc.

(A Development Stage Company)

Statements of Operations

	Year Ended April 30,		Cumulative From Inception (March 29, 2010) to April 30,
	2012	2011	2012

REVENUES:	$10,525	$27,925	$38,450

OPERATING EXPENSES:

Selling and advertising

	10,650	18,450	29,100

General and administrative

	4,432	6,287	10,753

Professional fees

	32,232	27,562	61,604
Total Operating Expenses	47,314	52,299	101,457

OTHER INCOME AND EXPENSE	-	-	-

NET LOSS

	$(36,789)	$(24,374)	$(63,007)

Basic and Diluted Loss per Common Share

	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding

	3,437,500	2,757,246

The accompanying notes are an integral part of these financial statements.

New Media Insight Group, Inc.

(A Development Stage Company)

Statements of Changes in Stockholders’ Equity

For the Period Beginning March 29, 2010 (Inception) to April 30, 2012

Common Shares

			Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance- March 29, 2010 (Inception)	-	$-	$-	$-	$-

Common shares issued for cash at $0.005 per share	1,000,000	1,000	4,000	-	5,000
Loss for the period	-	-	-	(1,844)	(1,844)

Balance – April 30, 2010	1,000,000	1,000	4,000	(1,844)	3,156

Common shares issued for cash at $0.005 per share	1,000,000	1,000	4,000	-	5,000
Common shares issued for cash at $0.04 per share	1,437,500	1,438	56,062	-	57,500
Loss for the year	-	-	-	(24,374)	(24,374)

Balance – April 30, 2011	3,437,500	3,438	64,062	(26,218)	41,282

Loss for the year	-	-	-	(36,789)	(36,789)

Balance – April 30, 2012	3,437,500	$3,438	$64,062	$(63,007)	$4,493

The accompanying notes are an integral part of these financial statements.

New Media Insight Group, Inc.

(A Development Stage Company)

Statements of Cash Flows

	Year Ended April 30,		Cumulative From Inception (March 29, 2010) to April 30,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(36,789)	$(24,374)	$(63,007)
Adjustments to reconcile net loss to net cash used in operations:
Changes in operating assets and Liabilities:
Decrease (increase) in accounts receivable	3,450	(8,625)	(5,175)
Decrease in prepaid legal fees	-	3,515	-
Increase in accounts payable and accrued liabilities	47	3,928	3,975
Net cash used in operating activities	(33,292)	(25,556)	(64,207)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from (payments to) related party	(641)	282	-
Issuance of common stock for cash	-	62,500	67,500
Net cash provided by (used in) financing activities	(641)	62,782	67,500

Net increase (decrease) in cash and cash equivalents	(33,933)	37,226	3,293

Cash and cash equivalents - beginning of period	37,226	-	-

Cash and cash equivalents - end of period	$3,293	$37,226	$3,293

Supplemental Cash Flow Disclosure:

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financials.

New Media Insight Group, Inc.

(A Development Stage Company)

Notes to Financial Statements

April 30, 2012 and 2011

NOTE 1.      ORGANIZATION AND DESCRIPTION OF BUSINESS

New Media Insight Group, Inc. (the “Company”) was incorporated on March 29, 2010 in the State of Nevada, U.S.A.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is April 30.

The Company is a development stage company and operates as an internet marketing business providing clients with the latest in new media and mobile / smart phone advertising solutions. We will specialize in developing client websites using a Wordpress platform that maximizes search engine optimization (SEO) results, as well as incorporating a selection of social media (Twitter, Facebook, Linked-in) tools to create highly specialized internet marketing campaigns.

The Company has devoted substantially all of its efforts to raising capital, planning and implementing the principal operations.   The Company may continue to incur significant operating losses and to generate negative cash flow from operating activities.  The Company's ability to eliminate operating losses and to generate positive cash flow from operations in the future will depend upon a variety of factors, many of which it is unable to control.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $3,293 and $37,226 in cash and cash equivalents at April 30, 2012 and 2011, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended April 30,
	2012	2011

Net loss applicable to Common Shares	$(36,789)	$(24,374)

Weighted average common shares
outstanding (Basic)	3,437,500	2,757,246
Options	-	-
Warrants	-	-
Weighted average common shares
outstanding (Diluted)	3,437,500	2,757,246

Net loss per share (Basic and Diluted)	$(0.01)	$(0.01)

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

Sales and Advertising

The costs of sales and advertising are expensed as incurred.  Sales and advertising expense was $10,650 and $18,450 for the year ended April 30, 2012 and 2011, respectively.

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

Share Issuance

Since inception (March 29, 2010), the Company has issued 2,000,000 common shares at $0.005 per share for $10,000 in cash, and 1,437,500 common shares at $0.04 per share for $57,500 in cash, for total proceeds of $67,500, being $3,438 for par value shares and $64,062 for capital in excess of par value. There were 3,437,500 common shares issued and outstanding at April 30, 2012 and 2011.

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

Minimal deferred tax assets arising as a result of net operation loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from March 29, 2010 (date of inception) through April 30, 2012 of $63,007 will begin to expire in 2030.  Accordingly, deferred tax assets of approximately $22,000 (assuming an effective maximum statutory rate of 35%) were offset by the valuation allowance that increased by approximately $12,900 and $8,500 for the year ended April 30, 2012 and 2011, respectively.

The Company follows the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at April 30, 2012 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at April 30, 2012.

NOTE 5.      DUE TO RELATED PARTY

As at April 30, 2012 and 2011, the Company was obligated to a director, who is also an officer and stockholder, for a non-interest bearing demand loan with a balance of  $0 and $641, respectively.

NOTE 6.      GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at April 30, 2012, the Company had a loss from operations, for the year ended, of $36,789, an accumulated deficit of $63,007, and working capital of $4,493 and has earned $38,450 in revenues since inception. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2012, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based upon such evaluation, our management concluded that we did maintain effective internal control over financial reporting as of April 30, 2012, based on the COSO framework criteria.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2012, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.   Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
David Carpenter	President, Chief Executive Officer (CEO), Chief Financial Officer (CFO), Treasurer and Director	63	March 29, 2010
Michael Hay	Secretary and Director	44	May 3, 2010

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

Dave Carpenter is a certified “Google Adwords Specialist,” having taken much of the advanced training and educational workshops available in this discipline.  David has also collaborated directly with website designers and is familiar with all aspects of modern site construction.  Also, David will utilize his network of industry contacts to recruit the top talent needed to launch New Media’s initiatives.

Michael Hay

Mr. Hay graduated from the University Of Guelph in 1995.  He obtained a B.A. in Political Science, and a Graduate Diploma in International Marketing.

From 2009 – 2012, Mr. Hay was employed by What to Do Media as its Vice President.  Prior to 2009, he was employed by Hands-On Consulting Group as a Marketing Director.  And prior to 2006, he worked as a Marketing Director for Intrawest Resort Club Group in Whistler, BC from 1998 to 2006.

Michael Hay has years of marketing and advertising experience and also has a wide network of industry contacts.  Michael is versed in website design best practices and the trends in the mobile / smart phone market place.  Michael has also personally written and trained staff to write the SEO content for a number of his own past client sites and will use this experience to forNew Media’s new prospects.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended April 30, 2012, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Code of Ethics

In 2011, we adopted a Code of Ethics that applies to all of our employees. A copy of our Code of Ethics will be provided to any person requesting same without charge. To request a copy of our Code of Ethics, please make written request to our President c/o New Media Insight Group, Inc. at PO Box 4132, Kailua-Kona, HI 96745-4132.

Board and Committee Meetings

Our board of directors currently consists of two members, David Carpenter and Michael Hay. The Board held no formal meetings during the year ended April 30, 2012. As the company develops a more comprehensive Board of Directors all proceedings will be conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of April 30, 2012, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended April, 2012 and 2011; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended April 30, 2012 and 2011, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Carpenter(1) President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	2012 2011	2,704 2,475	0 0	0 0	0 0	0 0	0 0	0 0	2,704 2,475
Michael Hay(2) Secretary and Director	2012 2011	1,250 2,425	0 0	0 0	0 0	0 0	0 0	0 0	1,250 2,425

(1)	Mr. Carpenter was appointed President, Chief Executive Officer, Chief Financial Officer, Treasurer and a director of our company on March 29, 2010.

(2)	Mr. Hay was appointed Secretary and a director of our company on May 3, 2010.

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

Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended April 30, 2012.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended April 30, 2012.

Option Exercises and Stock Vested

During our Fiscal year ended April 30, 2012 there were no options exercised by our named officers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of July 1, 2012 certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
David Carpenter PO Box 4132 Kailua-Kona, HI 96745	1,000,000 common shares Direct ownership	29%
Michael Hay PO Box 4132 Kailua-Kona, HI 96745	1,000,000 common shares Director ownership	29%
Directors and Executive Officers as a Group(1)	2,000,000 common shares	58%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 1, 2012. As of July 1, 2012 there were 3,437,500 shares of our company’s common stock issued and outstanding

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Messrs. Carpenter and Hay, our only directors, are not independent directors as they also serve as our executive officers.

As of April 30, 2011, our company was obligated to David Carpenter, a Director and Officer of New Media Insight Group, for a non-interest bearing demand loan with a balance of $641. We subsequently paid this loan down in Q1, 2012.

Item 14.     Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended April 30, 2012 and 2011, for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended April 30,
	2012	2011
Audit Fees (1)	$8,000	$8,000
Audit Related Fees (2)	$0	$0
Tax Fees (3)	$0	$0
All Other Fees (4)	$0	$0
Total	$8,000	$8,000

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

Item 15.     Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

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

The following exhibits are included as part of this report:

Exhibit No.	SEC Report Reference No.	Description

3.1	3.1	Articles of Incorporation of Registrant (1)

3.2	3.2	By-Laws of Registrant (2)

14.1	14.1	Code of Ethics (3)

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Financial Officer

32.1	*	Rule 1350 Certification of Chief Executive and Financial Officer

101	*

Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Stockholders’ Equity (iv) the Statements of Cash Flows, and (v) the Notes to the Financial Statements. (4)

101.INS	*	XBRL Instance Document (4)

101.SCH	*	XBRL Taxonomy Extension Schema Document (4)

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document (4)

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document (4)

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document (4)

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document (4)

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

(3)

Filed with the Securities and Exchange Commission on July 29, 2011 as an exhibit, numbered as indicated above, to the Registrant’s Form 10-K (file no. 333-168193), which exhibit is incorporated herein by reference.

(4)

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

NEW MEDIA INSIGHT GROUP, INC.
(Registrant)

Dated: July 18, 2012	/s/ David Carpenter
David Carpenter
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive, Financial, and Accounting Officer)

Dated: July 18, 2012	/s/ Michael Hay
Michael Hay
Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 18, 2012	/s/ David Carpenter
David Carpenter
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive, Financial, and Accounting Officer)

Dated: July 18, 2012	/s/ Michael Hay
Michael Hay
Secretary and Director