Form 10-Q
period 2012-10-31
NEW MEDIA INSIGHT GROUP, INC.
filed 2012-11-29
CIK 1493040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

or

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

As of November 28, 2012, there were 3,437,500 shares of the issuer’s common stock, par value $0.001, outstanding.

NEW MEDIA INSIGHT GROUP, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2012

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

INDEX TO INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 29, 2010 (INCEPTION) TO OCTOBER 31, 2012

(UNAUDITED)

New Media Insight Group, Inc.

(A Development Stage Company)

Balance Sheets

	As at October 31, 2012	As at April 30, 2012
	(Unaudited)
ASSETS
Current Assets
Cash	$1,156	$3,293
Accounts receivable, net	-	5,175
Total Current Assets	1,156	8,468

TOTAL ASSETS	$1,156	$8,468

LIABILITIES AND STOCKHOLDERS’ EQUTIY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$4,626	$3,975
Due to shareholder	3,000	-
Total Current Liabilities	7,626	3,975

TOTAL LIABILITIES	7,626	3,975

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $0.001, 25,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, par value $0.001, 100,000,000 shares authorized, 3,437,500 shares issued and outstanding	3,438	3,438
Additional paid-in capital	64,062	64,062
Accumulated deficit	(73,970)	(63,007)
Total Stockholders’ Equity (Deficit)	(6,470)	4,493

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,156	$8,468

The accompanying notes are an integral part of these financial statements.

New Media Insight Group, Inc.

(A Development Stage Company)

Interim Statements of Operations

(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,		Cumulative From Inception (March 29, 2010) to October 31,
	2012	2011	2012	2011	2012

REVENUES:	$-	$-	$-	$3,775	$38,450

OPERATING EXPENSES:

Selling and advertising

	-	-	-	3,175	29,100

General and administrative

	224	231	358	1,924	11,111

Professional fees

	2,612	18,645	10,605	26,400	72,209
Total Operating Expenses	2,836	18,876	10,963	31,499	112,420

OTHER INCOME AND EXPENSE	-	-	-	-	-

NET LOSS

	$(2,836)	$(18,876)	$(10,963)	$(27,724)	$(73,970)

Basic and Diluted Loss per Common Share

	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted Average Number of Common Shares Outstanding

	3,437,500	3,437,500	3,437,500	3,437,500

The accompanying notes are an integral part of these financial statements.

New Media Insight Group, Inc.

(A Development Stage Company)

Interim Statements of Changes in Stockholders’ Equity (Deficit)

For the Period Beginning March 29, 2010 (Inception) to October 31, 2012

Common Shares

			Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance- March 29, 2010 (Inception)	-	$-	$-	$-	$-

Common shares issued for cash at $0.005 per share	1,000,000	1,000	4,000	-	5,000
Loss for the period	-	-	-	(1,844)	(1,844)

Balance – April 30, 2010	1,000,000	1,000	4,000	(1,844)	3,156

Common shares issued for cash at $0.005 per share	1,000,000	1,000	4,000	-	5,000
Common shares issued for cash at $0.04 per share	1,437,500	1,438	56,062	-	57,500
Loss for the year	-	-	-	(24,374)	(24,374)

Balance – April 30, 2011	3,437,500	3,438	64,062	(26,218)	41,282

Loss for the year	-	-	-	(36,789)	(36,789)

Balance – April 30, 2012	3,437,500	3,438	64,062	(63,007)	4,493

Loss for the period (unaudited)	-	-	-	(10,963)	(10,963)

Balance – October 31, 2012 (unaudited)	3,437,500	$3,438	$64,062	$(73,970)	$(6,470)

The accompanying notes are an integral part of these financial statements.

New Media Insight Group, Inc.

(A Development Stage Company)

Interim Statements of Cash Flows

(Unaudited)

	Six Months Ended October 31,		Cumulative From Inception (March 29, 2010) to October 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(10,963)	$(27,724)	$(73,970)
Adjustments to reconcile net loss to net cash used in operations:
Changes in operating assets and Liabilities:
Decrease in accounts receivable	5,175	4,875	-
Increase (decrease) in accounts payable and accrued liabilities	651	(3,647)	4,626
Net cash used in operating activities	(5,137)	(26,496)	(69,344)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from (payments to) related party	3,000	-	3,000
Issuance of common stock for cash	-	-	67,500
Net cash provided by (used in) financing activities	3,000	-	70,500

Net increase (decrease) in cash and cash equivalents	(2,137)	(26,496)	1,156

Cash and cash equivalents - beginning of period	3,293	37,226	-

Cash and cash equivalents - end of period	$1,156	$10,730	$1,156

Supplemental Cash Flow Disclosure:

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

New Media Insight Group, Inc.

(A Development Stage Company)

Notes to Interim Financial Statements

October 31, 2012

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $1,156 and $3,293 in cash and cash equivalents at October 31, 2012 and April 30, 2012, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended October 31,		Six Months Ended October 31,
	2012	2011	2012	2011

Net loss applicable to Common Shares	$(2,836)	$(18,876)	$(10,963)	$(27,724)

Weighted average common shares
outstanding (Basic)	3,437,500	3,437,500	3,437,500	3,437,500
Options	-	-	-	-
Warrants	-	-	-	-
Weighted average common shares
outstanding (Diluted)	3,437,500	3,437,500	3,437,500	3,437,500

Net loss per share (Basic and Diluted)	$(0.00)	$(0.01)	$(0.00)	$(0.01)

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

Sales and Advertising

The costs of sales and advertising are expensed as incurred.  Sales and advertising expense was $0 and $3,175 for the periods ended October 31, 2012 and 2011, respectively.

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

Share Issuance

Since inception (March 29, 2010), the Company has issued 2,000,000 common shares at $0.005 per share for $10,000 in cash, and 1,437,500 common shares at $0.04 per share for $57,500 in cash, for total proceeds of $67,500, being $3,438 for par value shares and $64,062 for capital in excess of par value. There were 3,437,500 common shares issued and outstanding at October 31, 2012 and April 30, 2012.

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

Minimal deferred tax assets arising as a result of net operation loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from March 29, 2010 (date of inception) through October 31, 2012 of $73,970 will begin to expire in 2030.  Accordingly, deferred tax assets of approximately $25,890 (assuming an effective maximum statutory rate of 35%) were offset by the valuation allowance that increased by approximately $3,837 and $9,703 for the period ended October 31, 2012 and 2011, respectively.

The Company follows the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at October 31, 2012 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at October 31, 2012.

NOTE 5.      DUE TO RELATED PARTY

As at October 31, 2012 and April 30, 2012, the Company was obligated to a director, who is also an officer and stockholder, for a non-interest bearing demand loan with a balance of $3,000 and $0, respectively.

NOTE 6.      GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at October 31, 2012, the Company had a loss from operations, for the period ended, of $10,963, an accumulated deficit of $73,970, and working capital deficiency of $6,470 and has earned $38,450 in revenues since inception. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the period ended April 30, 2012 and 2011.

Our operating results for the period ended October 31, 2012 and 2011, are summarized as follows:

	Six Months Ended October 31,
	2012	2011
Revenue	$-	$3,775
Expenses	$10,963	$31,499
Net Loss	$(10,963)	$(27,724)

Revenue

The Company earned its initial revenues starting in the third quarter of the fiscal year ended April 30, 2011.  The revenues were from the sale of website designs, search engine optimization programs, and viral social media marketing campaigns, and were recognized upon the completion of these programs.  We earned revenues of $0 for the six months ended October 31, 2012 compared to revenues of $3,775 for the six months ended October 31, 2011.  Decreased revenues in 2012 can be attributed to a conscious decision on the part of the Directors to retrench their efforts and spend the requisite time needed to both understand and exploit the burgeoning use of mobile technology.  Until our re-sharpened efforts gain traction, growth will remain slow.  Hence, revenues in 2013 will likely stay flat.

Expenses

Our total expenses for the period ended October 31, 2012 and 2011, are outlined in the table below:

	Six Months Ended October 31,
	2012	2011
Selling and advertising	$-	$3,175
General and administrative	$358	$1,924
Professional fees	$10,605	$26,400
Total	$10,963	$31,499

Expenses for the period ended October 31, 2012, decreased by 65% as compared to the comparative period in 2011, primarily as a result of a significant decrease in professional fees due to a reduction in these areas, to conserve cash.

Liquidity and Financial Condition

Working Capital

	At	At
	October 31,	April 30,
	2012	2011	Change
Current Assets	$1,156	$8,468	$(7,312)
Current Liabilities	$7,626	$3,975	$3,651
Working Capital (Deficit)	$(6,470)	$4,493	$(10,963)

Cash Flows
	Six	Six
	Months Ended	Months Ended
	October 31,	October 31,
	2012	2011
Net Cash Used in Operating Activities	$(5,137)	$(26,496)
Net Cash Used by Investing Activities	$-	$-
Net Cash Provided by (Used In) Financing Activities	$3,000	$-
Net Increase (Decrease) in Cash During the Period	$(2,137)	$(26,496)

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

Liquidity and Capital Resources

From inception until the date of this filing we have had limited operating activities.  Our financial statements from inception (March 29, 2010) through the period ended October 31, 2012, reported revenues of 38,450 and a net loss of $73,970.

Growth of our operations will be based on our ability to internally finance from cash flow and raise equity and/or debt to increase sales and production.  Our primary sources of liquidity are: (i) cash from sales of our services; and (ii) financing activities.  Our cash balance as of October 31, 2012 was $1,156.

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

Going Concern

As of October 31, 2012, our company has a loss of $10,963 and an accumulated deficit of $73,970.  Our company intends to fund operations through operational cash flow and equity/debt financing arrangements.  These sources may be insufficient to fund its capital expenditures, working capital and other cash requirements for the future.  In response to these problems, management intends to raise additional funds through public or private placement offerings.  These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended October 31, 2012, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We did not issue unregistered equity securities during the quarter ended October 31, 2012.

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

NEW MEDIA INSIGHT GROUP, INC.

Dated:  November 28, 2012                                              By:         /s/ David Carpenter

David Carpenter
President, Principal Executive and Financial Officer