Form 10-Q
period 2013-01-31
NEW MEDIA INSIGHT GROUP, INC.
filed 2013-03-15
CIK 1493040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 000-54718

New Media Insight Group, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-2235001
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

28202 N. 58th Street Cave Creek, AZ 85331
(Address of principal executive offices)

(480) 275-2294
(Registrant’s telephone number, including area code)

PO Box 4132, Kailua-Kona, HI 96745-4132
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

As of March 5, 2013 there were 3,437,500 shares of the issuer’s common stock, par value $0.001, outstanding.

NEW MEDIA INSIGHT GROUP, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2013

PART I – FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in our company's Form 10-K filed with the SEC on July 19, 2012. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ended April 30, 2013.

INDEX TO INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 29, 2010 (INCEPTION) TO JANUARY 31, 2013

(UNAUDITED)

New Media Insight Group, Inc.

(A Development Stage Company)

Balance Sheets

	As at January 31, 2013	As at April 30, 2012
	(Unaudited)
ASSETS
Current Assets
Cash	$-	$3,293
Accounts receivable, net	-	5,175
Total Current Assets	-	8,468

TOTAL ASSETS	$-	$8,468

LIABILITIES AND STOCKHOLDERS’ EQUTIY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$1,330	$3,975
Due to shareholder	-	-
Total Current Liabilities	1,330	3,975

TOTAL LIABILITIES	1,330	3,975

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $0.001, 25,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, par value $0.001, 100,000,000 shares authorized, 3,437,500 shares issued and outstanding	3,438	3,438
Additional paid-in capital	64,062	64,062
Accumulated deficit	(68,830)	(63,007)
Total Stockholders’ Equity (Deficit)	(1,330)	4,493

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$8,468

The accompanying notes are an integral part of these financial statements.

New Media Insight Group, Inc.

(A Development Stage Company)

Interim Statements of Operations

(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,		Cumulative From Inception (March 29, 2010) to January 31,
	2013	2012	2013	2012	2013

REVENUES:	$-	$6,750	$-	$10,525	$38,450

OPERATING EXPENSES:
Selling and advertising	-	7,475	-	10,650	29,100
General and administrative	93	605	450	2,529	11,204
Professional fees	4,156	2,725	14,762	29,125	76,365
Total Operating Expenses	4,249	10,805	15,212	42,304	116,669

OPERATING LOSS	(4,249)	(4,055)	(15,212)	(31,779)	(78,219)

OTHER INCOME
Debt forgiveness	9,389	-	9,389	-	9,389

NET INCOME (LOSS)	$5,140	$(4,055)	$(5,823)	$(31,779)	$(68,830)

Basic and Diluted Loss per Common Share	$0.00	$(0.00)	$(0.00)	$(0.01)

Weighted Average Number of Common Shares Outstanding	3,437,500	3,437,500	3,437,500	3,437,500

The accompanying notes are an integral part of these financial statements.

New Media Insight Group, Inc.

(A Development Stage Company)

Interim Statements of Changes in Stockholders’ Equity (Deficit)

For the Period Beginning March 29, 2010 (Inception) to January 31, 2013

Common Shares

			Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance- March 29, 2010 (Inception)	-	$-	$-	$-	$-

Common shares issued for cash at $0.005 per share	1,000,000	1,000	4,000	-	5,000
Loss for the period	-	-	-	(1,844)	(1,844)

Balance – April 30, 2010	1,000,000	1,000	4,000	(1,844)	3,156

Common shares issued for cash at $0.005 per share	1,000,000	1,000	4,000	-	5,000
Common shares issued for cash at $0.04 per share	1,437,500	1,438	56,062	-	57,500
Loss for the year	-	-	-	(24,374)	(24,374)

Balance – April 30, 2011	3,437,500	3,438	64,062	(26,218)	41,282

Loss for the year	-	-	-	(36,789)	(36,789)

Balance – April 30, 2012	3,437,500	3,438	64,062	(63,007)	4,493

Loss for the period (unaudited)	-	-	-	(5,823)	(5,823)

Balance – January 31, 2013 (unaudited)	3,437,500	$3,438	$64,062	$(68,830)	$(1,330)

The accompanying notes are an integral part of these financial statements.

New Media Insight Group, Inc.

(A Development Stage Company)

Interim Statements of Cash Flows

(Unaudited)

	Nine Months Ended January 31,		Cumulative From Inception (March 29, 2010) to January 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(5,823)	$(31,779)	$(68,830)
Adjustments to reconcile net loss to net cash used in operations:
Debt forgiveness	(9,389)	-	(9,389)
Changes in operating assets and Liabilities:
Decrease in accounts receivable	5,175	3,450	-
Increase (decrease) in accounts payable and accrued liabilities	(2,645)	3,759	1,330
Net cash used in operating activities	(12,682)	(24,570)	(76,889)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from (payments to) related party	-	(326)	-
Debt forgiveness - related party	9,389		9,389
Issuance of common stock for cash	-	-	67,500
Net cash provided by (used in) financing activities	9,389	(326)	76,889

Net increase (decrease) in cash and cash equivalents	(3,293)	(24,896)	-

Cash and cash equivalents - beginning of period	3,293	37,226	-

Cash and cash equivalents - end of period	$-	$12,330	$-

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

New Media Insight Group, Inc.

(A Development Stage Company)

Notes to Interim Financial Statements

January 31, 2013

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $0 and $3,293 in cash and cash equivalents at January 31, 2013 and April 30, 2012, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2013	2012	2013	2012

Net Income (loss) applicable to Common Shares	$5,140	$(4,055)	$(5,823)	$(31,779)

Weighted average common shares
outstanding (Basic)	3,437,500	3,437,500	3,437,500	3,437,500
Options	-	-	-	-
Warrants	-	-	-	-
Weighted average common shares
outstanding (Diluted)	3,437,500	3,437,500	3,437,500	3,437,500

Net loss per share (Basic and Diluted)	$0.00	$(0.00)	$(0.00)	$(0.01)

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

Sales and Advertising

The costs of sales and advertising are expensed as incurred.  Sales and advertising expense was $0 and $10,650 for the periods ended January 31, 2013 and 2012, respectively.

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

Share Issuance

Since inception (March 29, 2010), the Company has issued 2,000,000 common shares at $0.005 per share for $10,000 in cash, and 1,437,500 common shares at $0.04 per share for $57,500 in cash, for total proceeds of $67,500, being $3,438 for par value shares and $64,062 for capital in excess of par value. There were 3,437,500 common shares issued and outstanding at January 31, 2013 and April 30, 2012.

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

Minimal deferred tax assets arising as a result of net operation loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from March 29, 2010 (date of inception) through January 31, 2013 of $68,830 will begin to expire in 2030.  Accordingly, deferred tax assets of approximately $24,090 (assuming an effective maximum statutory rate of 35%) were offset by the valuation allowance that increased by approximately $2,038 and $11,123 for the period ended January 31, 2013 and 2012, respectively.

The Company follows the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at January 31, 2013 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at January 31, 2013.

NOTE 5.      DUE TO RELATED PARTY

During the period ended January 31, 2013, a former director and officer, who is also a stockholder, forgave a non-interest bearing demand loan with a balance of $9,389.

NOTE 6.      GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at January 31, 2013, the Company had a loss from operations, for the period ended, of $15,212, an accumulated deficit of $68,830, and working capital deficiency of $1,330 and has earned $38,450 in revenues since inception. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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

All references in this Form 10-Q to the “Company,” “New Media,” “NMIG”, “we,” “us,” or “our” are to New Media Insight Group, Inc.

General Overview

New Media Insight Group, Inc. was incorporated on March 29, 2010 in the State of Nevada, U.S.A.  Our fiscal year end is April 30.  Our administrative offices are located at 28202 N. 58th Street, Cave Creek, AZ  85331.  The telephone number is (480) 275-2294.

Our company is a development stage company and operates as an internet marketing business providing clients with the latest in new media and mobile / smart phone advertising solutions. Our goal has been to specialize in developing client websites using a Wordpress platform that maximizes search engine optimization (SEO) results, as well as incorporating a selection of social media (Twitter, Facebook, Linked-in) tools to create highly specialized internet marketing campaigns.

We have only had limited success in the implementation of our business plan and as a result have been investigating other opportunities in the internet industry sector.  We are hopeful that our recent management changes will assist us in these efforts.

Executive Summary

We have developed a web based business offering marketing and advertising solutions to prospects wishing to improve their online presence.  Our company is virtual in nature, meaning that employees and contractors will primarily work from home, negating the need to retain formal office space.  Our services are highly specialized and focus on website design, mobile / smart phone marketing, search engine optimization, as well as social media advertising through Twitter, Facebook, LinkedIn, and You Tube. Professional web designers, optimization technicians, and Google AdWord specialists are retained on a contractual basis and as demand requires.  Supporting functions such as creative and graphic design work is also included in our portfolio to better service clients.  Another aspect of our plan is to better educate our clients and empower them to understand and get the best use out of their Internet marketing spending.  This education also comes in the form of content managed websites.

Strategic Initiatives

Fully optimized NMIG website: we have been pursuing a design process to launch our new and fully SEO friendly website.  The site will be optimized to rank high on Google, Bing, and Yahoo organic searches in the states of Washington, Oregon, California, and Nevada.  The site will be optimized for keywords such as ‘Web Design Seattle,’ ‘SEO services Las Vegas,’ or ‘Social Media Marketing Portland’.

Direct Mail Campaign: a website-supported direct mail piece has been in the process for distribution to targeted Seattle, Portland, and Las Vegas businesses.

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

Mobile / Smart Phone Advertising:  NMIG has been involved in an effort to expand our services to include smart phone marketing.  The exponential growth of smart phone use and its related marketing potential is unprecedented, and NMIG is now positioned to capitalize on this irresistible trend.  NMIG has been exploring the creation of specially designed websites that perform exclusively on iphone and android platforms.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended April 30, 2012.

Our operating results for the three and nine month periods ended January 31, 2013 and 2012, are summarized as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2013	2012	2013	2012
Revenue	$-	$6,750	$-	$10,525
Operating Expenses	$4,249	$10,805	$15,212	$42,304
Operating Loss	$(4,249)	$(4,055)	$(15,212)	$(31,779)

Revenue

Our company earned its initial revenues starting in the third quarter of the fiscal year ended April 30, 2011.  The revenues were from the sale of website designs, search engine optimization programs, and viral social media marketing campaigns, and were recognized upon the completion of these programs.  We earned revenues of $0 for the three months ended January 31, 2013 compared to revenues of $6,750 for the three months ended January 31, 2012. We earned revenues of $0 for the nine months ended January 31, 2013 compared to revenues of $10,525 for the nine months ended January 31, 2012.  Decreased revenues in 2013 can be attributed to a conscious decision on the part of our directors to retrench their efforts and spend the requisite time needed to both understand and exploit the burgeoning use of mobile technology.  Until our re-sharpened efforts gain traction, growth will remain slow.  Hence, we are not likely to have revenues for the year 2013.

Expenses

Our total expenses for the three and nine month periods ended January 31, 2013 and 2012, are outlined in the table below:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2013	2012	2013	2012
Selling and advertising	$-	$7,475	$-	$10,650
General and administrative	$93	$605	$450	$2,529
Professional fees	$4,156	$2,725	$14,762	$29,125
Total	$4,249	$10,805	$15,212	$42,304

Expenses for the three month period ended January 31, 2013, decreased by 60% as compared to the comparative period in 2012.  Expenses for the nine month period ended January 31, 2013, decreased by 64% as compared to the comparative period in 2012. The decreases for the three and nine month periods ended January 31, 2013 were primarily as a result of a significant decrease in professional fees and selling and administrative expenses due to a reduction in these areas, to conserve cash.

Liquidity and Financial Condition

Working Capital

	At	At
	January 31,	April 30,
	2013	2012	Change
Current Assets	$-	$8,468	$(8,468)
Current Liabilities	$1,330	$3,975	$(2,645)
Working Capital (Deficit)	$(1,330)	$4,493	$(5,823)

Cash Flows
	Nine Months Ended January 31,
	2013	2012
Net Cash Used in Operating Activities	$(3,293)	$(24,570)
Net Cash Used by Investing Activities	$-	$-
Net Cash Used In Financing Activities	$-	$(326)
Net Increase (Decrease) in Cash During the Period	$(3,293)	$(24,896)

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

Liquidity and Capital Resources

From inception until the date of this filing we have had limited operating activities.  Our financial statements from inception (March 29, 2010) through the period ended January 31, 2013, reported revenues of $38,450 and a net loss of $68,830.

Growth of our operations will be based on our ability to internally finance from cash flow and raise equity and/or debt to increase sales and production.  Our primary sources of liquidity are: (i) cash from sales of our services; and (ii) financing activities.  Our cash balance as of January 31, 2013 was $0.

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

While the officers and directors have generally indicated a willingness to provide services and financial contributions if necessary, there are presently no agreements, arrangements, commitments, or specific understandings, either verbally or in writing, between the officers and directors and our company. If we are unable to meet our needs for cash from either the money that we raised from our offering, or possible alternative sources, then we may be unable to continue, develop, and expand our operations. We have no plans to undertake any product research and development during the next twelve months.  There are also no plans or expectations to acquire or sell any plant or plant equipment in the first full year of operations.

Plan of Operation and Cash Requirements

Our company began selling its services in December 2010. Our company saw its revenues fall in 2012, primary due to a decision on the part of the directors to retrench and devote a lot of their energies toward the development of smart phone marketing initiatives. Our plan of action over the next twelve months is to continue to market and sell our enhanced services and raise additional capital financing as necessary, to grow operations.

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

As our business is a marketing and advertising company we are able to complete most of our marketing initiatives without incurring additional outside expenses by completing the work internally hence being able to keep our advertising and marketing costs to a minimum.  Over the next 12 months, we anticipate that our company will require funds of approximately $25,000 to meet our working capital requirements assuming that we maintain our current level of operations.

In the event that we need additional funds in addition to the cash on hand, we will endeavor to proceed with our plan of operations by locating alternative sources of financing.  Although there are no written agreements in place, one form of alternative financing that may be available to us is self-financing through contributions from the officers and directors.  While the officers and directors have generally indicated a willingness to provide services and financial contributions if necessary, there are presently no agreements, arrangements, commitments, or specific understandings, either verbally or in writing, between the officers and directors and our company.

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

Going Concern

As of the nine month period ended January 31, 2013, our company has a loss of $5,823 and an accumulated deficit of $68,830.  Our company intends to fund operations through operational cash flow and equity/debt financing arrangements.  These sources may be insufficient to fund its capital expenditures, working capital and other cash requirements for the future.  In response to these problems, management intends to raise additional funds through public or private placement offerings.  These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates. Our company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of our company.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  Our company had $0 and $3,293 in cash and cash equivalents at January 31, 2013 and April 30, 2012, respectively.

Start-Up Costs

In accordance with ASC 720, “Start-up Costs”, our company expenses all costs incurred in connection with the start-up and organization of our company.

Net Income or (Loss) Per Share of Common Stock

Our company has adopted ASC 260, “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.

Our company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Concentrations of Credit Risk

Our company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables it will likely incur in the near future.  Our company places its cash and cash equivalents with financial institutions of high credit worthiness.  At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.  Our company’s management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Accounts Receivable

Accounts receivable consist of charges for service provided to customers. An allowance for doubtful accounts is considered to be established for any amounts that may not be recoverable, which is based on an analysis of our company’s customer credit worthiness, and current economic trends.  Based on management’s review of accounts receivable, no allowance for doubtful accounts was considered necessary.   Receivables are determined to be past due, based on payment terms of original invoices.  Our company does not typically charge interest on past due receivables.

Sales and Advertising

The costs of sales and advertising are expensed as incurred.  Sales and advertising expense was $0 and $10,650 for the periods ended January 31, 2013 and 2012, respectively.

Revenue Recognition

Our company recognizes revenue from the sale of services in accordance with ASC 605, “Revenue Recognition.”  Revenue consists of internet marketing services; focusing on website design, search engine optimization, and viral social media marketing. Sales income is recognized only when all of the following criteria have been met:

i)                     Persuasive evidence for an agreement exists;

ii)                   Service has been provided;

iii)                  The fee is fixed or determinable; and

iv)                 Revenue is reasonably assured.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our consolidated financial statements. Our company’s management believes that these recent pronouncements will not have a material effect on our company’s consolidated financial statements.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “small reporting company”, we are not required to provide the information required by this Item.

ITEM 4.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of quarter covered by this report. Based on the evaluation of these disclosure controls and procedures the chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls

During the quarter covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.             RISK FACTORS

As a “small reporting company”, we are not required to provide the information required by this Item.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not issue unregistered equity securities during the quarter ended January 31, 2013.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                OTHER INFORMATION

On December 17, 2012, the audit firm of Drake & Klein CPAs changed its name to DKM Certified Public Accountants. The change was reported to the PCAOB as a change of name. This is not a change of auditors for the Company.

Effective December 31, 2012, David Carpenter resigned as president, chief executive officer, chief financial officer, treasurer and director of our company and Michael Hay resigned as secretary and director our company.  The resignations of Mr. Carpenter and Mr. Hay were not the result of any disagreements with our company regarding our operations, policies, practices or otherwise

Also effective December 31, 2012, Michael Palethorpe was appointed as president, chief executive officer, chief financial officer, secretary and director of our company.

ITEM 6.                EXHIBITS

Exhibit Number	Description
(3)	(i) Articles of incorporation, (ii) Bylaws
3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement on Form S-1 filed on July 19, 2010)
3.3	Bylaws (Incorporated by reference to our Registration Statement on Form S-1 filed on July 19, 2010)
(14)	Code of Ethics
14.1	Code of Ethics (Incorporated by reference to our Annual Report on Form 10-K filed on July 29, 2011)
(31)	Rule 13a-14(d)/15d-14(d) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**

Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW MEDIA INSIGHT GROUP, INC.

Dated:  March 13, 2013                                                     By:         /s/ Michael Palethorpe

Michael Palethorpe
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director

(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)