Form 10-K
period 2013-04-30
NEW MEDIA INSIGHT GROUP, INC.
filed 2013-07-26
CIK 1493040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2013

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number: 000-54718

NEW MEDIA INSIGHT GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-2235001
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2802 N.58th Street, Cave Creek, AZ,	85331
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (480) 275-2294

N/A
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
Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [X] No [   ]

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

59,537,500 as of July 15, 2013

DOCUMENTS INCORPORATED BY REFERENCE

None.

Cautionary Statement Regarding Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You should carefully review the risks described in this Annual Report on Form 10-K and in other documents we file from time to time with the Securities and Exchange Commission (“SEC”). You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock

All references in this Form 10-K to “company”, “we”, “us” or “our” are to New Media Insight Group, Inc.

Item 1.	Business

Corporate Background and Business Development

New Media Insight Group, Inc. was incorporated on March 29, 2010 in the State of Nevada, U.S.A. Our fiscal year end is April 30. Our administrative offices are located at 28202 N. 58th Street, Cave Creek, AZ 85331. The telephone number is (480) 275-2294.

On July 8, 2011, our board of directors approved an amendment and restatement of our company’s bylaws, in their entirety. The amended bylaws primarily reduced the number of shareholders required to approve corporate actions by written consent of shareholders to a majority, as permitted pursuant to Nevada law.

In accordance with board approval, our company filed a Certificate of Change with the Nevada Secretary of State to give effect to a forward split of our authorized, issued and outstanding shares of common stock on a 17 new for one old basis, such that our authorized capital increased from 100,000,000 to 1,700,000,000 shares of common stock and correspondingly, our issued and outstanding shares of common stock increased from 3,437,500 to 58,437,500 common shares, all with a par value of $0.001.

The forward stock split became effective with the Over-the-Counter Bulletin Board at the opening of trading on April 19, 2013. Our trading symbol is "NMED". Our CUSIP number is 64704U 207.

Our company is continuing to pursue and expand upon the same business however is in the process of significantly enhancing its product and service offering and is developing new and proprietary technology in the area of mobile payments and online monetization. Our company is a development stage company and operates as an internet marketing business providing clients with the latest in new media and mobile / smart phone advertising solutions. We will specialize in developing mobile marketing, loyalty, and communication solutions. Our companies mission is to help local merchants connect, communicate and transact with their customers in a more effective way.

Executive Summary

We work with local merchants and Small and Medium sized businesses (SMB’s) to help them improve their customer loyalty and attract new customers. Our unique mobile and social marketing solutions are designed to engage consumers in transacting using their mobile devices. Our company is virtual in nature, meaning that employees and contractors will primarily work from home, negating the need to retain formal office space. Our services are highly specialized and focus on mobile payments, mobile / smart phone marketing, mobile search engine optimization, as well as social media advertising through Twitter, Facebook, Linked-In, and YouTube. Professional web designers, optimization technicians, and Google AdWord specialists are retained on a contractual basis and as demand requires. Supporting functions such as creative and graphic design work is also included in our portfolio to better service clients. Another aspect of our plan is to better educate our clients and empower them to understand and get the best use out of their Internet marketing spending.

Strategic Initiatives

Fully optimized NMIG website: we are in the late design process to launch our new and fully SEO friendly website. The site will be optimized to rank high on Google, Bing, and Yahoo organic searches in the states of Washington, Oregon, California, Nevada, and Arizona.

Direct Mail Campaign: We will use Direct Mail as a key driver for our geographic marketing and exposure campaigns. The purpose of these campaigns will be to target market merchants and small and medium sized businesses, who’s businesses could benefit from our marketing services and communications technology.

Telemarketing: We are looking to engage an outside telemarketing agency to help with our lead generation and sales of our services to local merchants. This organization’s responsibilities will be to reach the manager, owner or decision maker at a merchant location and set up appointments for one of our reps to do a more in depth presentation of our services and local marketing platforms and solutions.

Mobile / Smart Phone Advertising: Our company is deeply involved in an effort to expand our services to include smart phone marketing. The exponential growth of smart phone use and its related marketing potential is unprecedented, and NMIG is now positioned to capitalize on this irresistible trend. We are looking to engage an outside agency to work with to create an exclusive “Mobile Application” which our merchants can use as a “Mobile Rewards and Marketing” application. We are currently in discussions with a number of strong mobile development companies and are in the final stages of selecting our partner for this initiative.

Competitive Business Conditions and Strategy; New Media’s Position in the Industry

Our company has established itself as a competitive company in the already existing realm of mobile marketing and mobile advertising. Our company’s main competitors are firms offering similar services and functions.

Our strategic approach is to offer specific “Pay Per Result” based services in one of the fastest growing advertising mediums in the world. The objective will be to market our mobile marketing and communications platform directly to local merchants who can use them to engage their existing customer base and who can attract new customers through the use of cutting edge mobile marketing and mobile communications tools. Our method will be to consult and educate our clients on what will work best for their specific needs. In some cases, we may provide educational seminars to groups of local merchants and educate the marketplace on new technologies, tools and solutions that are available to them through mobile marketing and social media communications.

Talent Sources and Names of Principal Suppliers

Our company will sell our services through our own website and attract the required talent through network connections and recruiting agencies. We have identified and are using two independent contractors thus far.

Dependence on One or a Few Major Customers

Our company’s business plan targets small to mid-size companies that wish to improve their marketing and acquire new customers. Our company is dependent on finding clients that fit this profile to succeed.

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

Research and Development Activities and Costs

We have not incurred any expenses and have spent no time on specialized research and development activities, and have no plans to undertake any research or development in the future.

Compliance with Environmental Laws

There are no special environmental laws for offering marketing and advertising services on the Internet.

Number of Employees

Our company has no employees. Our officers and directors are allocating their time to the development of our company, and intend to do whatever work is necessary in order to bring us to the point of earning revenues. We do not have any formal contracts with the officers and directors for management fees. As of the date of this annual report, Michael Palethorpe, our sole director and officer, has received management fees in the amount of $12,000. We have no other employees, and do not foresee hiring any additional employees in the near future. We have identified and are using two independent contractors thus far to provide our services. We will continue to seek additional contractors through network connections and recruiting agencies.

Change of Management

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

Our business operations are subject to a number of risks and uncertainties, including, but not limited to those set forth below:

RISKS ASSOCIATED WITH OUR COMPANY:

Our independent auditors have issued an audit opinion for our company, which includes a statement describing our going concern status. Our financial status creates a doubt whether we will continue as a going concern.

As described in Note 6 of our accompanying financial statements, our auditors have issued a going concern opinion regarding our company. This means there is substantial doubt we can continue as an ongoing business for the next twelve months. The financial statements do not include any adjustments that might result from the uncertainty regarding our ability to continue in business. As such we may have to cease operations and investors could lose part or all of their investment in our company.

We have a minimal operating history and have losses which we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we may suspend or cease operations.

We were incorporated on March 29, 2010, and we have only started our proposed business operations in December 2010 realizing revenues of $38,450 through April 30, 2013. We do not have a sufficient operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception to April 30, 2013, was $104,734. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

  Our ability to attract customers who will buy our services,
  Our ability to generate revenue through the sale of our services.

Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses in excess of revenues. We cannot guarantee that we will be successful in generating sufficient revenues in the future. In the event our company is unable to generate sufficient revenues it may be required to seek additional funding. Such funding may not be available, or may not be available on terms which are beneficial and/or acceptable to our company. In the event our company cannot generate sufficient revenues and/or secure additional financing, our company may be forced to cease operations and investors will likely lose some or all of their investment in our company.

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

We possess minimal capital.

We possess minimal capital and must limit the amount of marketing we can perform with respect to our website. Our business plan contemplates the generation of revenues through the sale of goods and services via our website. Our limited marketing activities may not attract enough paying customers to generate sufficient revenue to operate profitably, expand our services, implement our business plan or continue operating our business. Our limited marketing capabilities may have a negative effect on our business and may cause us to limit or cease our business operations which could result in investors losing some or all of their investment in our company.

We are dependent upon our current officers and directors.

We currently are managed by our sole officer and director, Michael Palethorpe, and we are entirely dependent upon him in order to conduct our operations. If our sole officer and director should resign or die, there will be no one to run our company, and our company has no Key Man insurance. If our current officer and director is no longer able to serve as such and we are unable to find other persons to replace him, it will have a negative effect on our ability to continue active business operations, and could result in investors losing some or all of their investment in our company.

Our business mode requires the use of outside personnel, who may not be available when needed.

Our company seeks to grow its business in the ever-expanding niche of hyper local marketing and advertising, while maintaining a low cost of operations. Our company will utilize a virtual workplace (employees and independent contractors will primarily work from their residences eliminating their need for permanent offices), will retain only a minimum number of full time employees and instead hire a core group of independent contractors on an as needed basis. If we are unable to hire the required talent and/or are unable to get our technology functional, it may have a negative effect on our ability to implement our business plan. In such an event, we may be required to change our business plan or curtail or delay implementation of some, or all, of our business plan.

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

Our company will have ongoing SEC compliance and reporting obligations. Such ongoing obligations will require our company to expend additional amounts on compliance, legal and auditing costs. In order for us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. If we are unable to generate sufficient revenues to remain in compliance, it may be difficult for you to resell any shares you may purchase, if at all.

Item 1B.	Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.	Properties

Our company’s address is 28202 N. 58th Street, Cave Creek, AZ 85331 and the telephone number is (480) 275-2294. The executive office is the principle residence of our president, Michael Palethorpe, and our company pays, as per March 2013, a nominal rent of $250 per month. We do not have any formal rental agreement and therefore, this arrangement can be broken by either party at any time, without any prescribed amount of notice. We have access to an office space of approximately 150 sq. ft. that includes computer equipment, fax machine and internet access. We have no intention of finding, in the near future, another office space to rent during the development stage of the company.

Our company does not currently have any investments or interests in any real estate, nor do we have investments or an interest in any real estate mortgages or securities of persons engaged in real estate activities.

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

As of July 5, 2013, we had 32 shareholders of record of our common stock and 59,537,500 shares outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Equity Compensation Plan Information

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended April 30, 2013, that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended April 30, 2013.

Effective May 16, 2013, we entered into a private placement agreement with one person. Pursuant to the agreement, we agreed to the issuance of 1,100,000 units at a purchase price of $0.50 per unit, for total proceeds of $550,000. Each unit consists of one share of the common stock of our company and one common share purchase warrant. Each warrant is non-transferable and is exercisable into one share of the common stock of our company for a period of 24 months from the date of closing at a price of $1.00 per share. We issued an aggregate of 1,100,000 shares to one non-US persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933, as amended.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended April 30, 2013.

Item 6.	Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute report, particularly in the section entitled "Risk Factors" beginning on page 7 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended April 30, 2013 and 2012.

Our operating results for the year ended April 30, 2013 and 2012 are summarized as follows:

	Year Ended April 30,
	2013	2012
Revenue	$0	$10,525

Expenses	$41,727	$47,314
Net Loss	$(41,727)	$(36,789)

Revenue

Our company earned its initial revenues starting in the third quarter of the fiscal year ended April 30, 2011. The revenues were from the sale of website designs, search engine optimization programs, and viral social media marketing campaigns, and were recognized upon the completion of these programs. We earned revenues of $0 for the year ended April 30, 2013 compared to revenues of $10,525 for the year ended April 30, 2012. Decreased revenues in 2013 can be attributed to a conscious decision on the part of the directors to retrench their efforts and spend the requisite time needed to both understand and exploit the burgeoning use of mobile technology. Until our re-sharpened efforts gain traction, growth will remain slow.

Expenses

Our total expenses for the year ended April 30, 2013 and 2012 are outlined in the table below:

	Year Ended April 30,
	2013	2012
Selling and advertising	$0	$10,650
General and administrative	$13,423	$4,432
Professional fees	$28,304	$32,232
Total	$41,727	$47,314

Our total expenses for those two fiscal years were therefore roughly equivalent, with decrease in our general and administrative fees for the fiscal year ended April 30, 2013 offset by the increase in our selling and advertising fees.

Liquidity and Financial Condition

Working Capital

	At	At
	April 30,	April 30,	Change
	2013	2012
Current Assets	$27	$8,468	$(8,441)
Current Liabilities	$27,872	$3,975	$(23,897)
Working Capital (deficit)	$(27,845)	$4,493	$(32,338)

Cash Flows
	Year Ended	Year Ended
	April 30,	April 30,
	2013	2012
Net Cash Used in Operating Activities	$(3,916)	$(33,292)
Net Cash Used by Investing Activities	$-	$-
Net Cash Provided by (Used In) Financing Activities	$650	$(641)
Net Increase (Decrease) in Cash During the Period	$(3,266)	$(33,933)

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

Liquidity and Capital Resources

We received our initial funding of $10,000 through the sale of common stock to David Carpenter, a former director and officer of our company, who purchased 17,000,000 shares of common stock at $0.0003 on March 29, 2010, and Mike Hay, a former director and officer of our company, who purchased 17,000,000 shares of common stock at $0.0003 on May 10, 2010. In June 2010, we received $14,500 from 8 unrelated shareholders who purchased 6,162,500 shares of our common stock at $0.002 per share. From November 2010 to January 2011, we raised $43,000 from our post-effective amendment on Form S-1, from the sale of 18,275,000 shares to 24 unaffiliated investors. From inception until the date of this filing we have had limited operating activities. Our financial statements from inception (March 29, 2010) through the period ended April 30, 2013, reported revenues of $38,450 and a net loss of $104,734.

Growth of our operations will be based on our ability to internally finance from cash flow and raise equity and/or debt to increase sales and production. Our primary sources of liquidity are: (i) cash from sales of our services; and (ii) financing activities. Our cash balance as of April 30, 2012 was $27.

Limited Operating History; Need for Additional Capital

The report of our auditors on our audited financial statements for the fiscal year ended April 30, 2013, contains a going concern qualification as we have suffered losses since our inception. We have minimal assets and have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow it to continue as a going concern. Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations.

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

While our officers and directors have generally indicated a willingness to provide services and financial contributions if necessary, there are presently no agreements, arrangements, commitments, or specific understandings, either verbally or in writing, between our officers and directors and our company.

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

Plan of Operation and Cash Requirements

We began selling our services in December 2010. Our company saw its revenues fall in 2013, primary due to a decision on the part of the directors to retrench and devote a lot of their energies toward the development of smart phone marketing initiatives. Our plan of action over the next twelve months is to continue to market and sell our enhanced services and raise additional capital financing as necessary, to grow operations.

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

We expect to continue a number of marketing initiatives that we started last quarter including the following:

  Continued development of a fully optimized website;
  Embrace the use and expansion of mobile marketing technology;
  Extensive social media marketing including the leveraging of Facebook, Twitter, LinkedIn, and YouTube;
  Facebook(https://www.facebook.com/pages/New-Media-Insight-Group/136275216429613);
  Twitter (http://twitter.com/NMIGroup);
  YouTube (http://www.youtube.com/user/NewMediaInsightGroup);

As our business is a hyper local marketing and communications company, we are able to complete most of our marketing initiatives without incurring additional outside expenses by completing the work internally hence being able to keep our advertising and marketing costs to a minimum. Over the next 12 months, we anticipate that our company will require funds of approximately $150,000 to meet our working capital requirements.

In the event that we need additional funds in addition to the cash on hand, we will endeavor to proceed with our plan of operations by locating alternative sources of financing. Although there are no written agreements in place, one form of alternative financing that may be available to us is self-financing through contributions from our officers and directors. While our officers and directors have generally indicated a willingness to provide services and financial contributions if necessary, there are presently no agreements, arrangements, commitments, or specific understandings, either verbally or in writing, between our officers and directors and our company.

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

Going Concern

As of April 30, 2013, our company has an annual loss of $41,727 and an accumulated deficit of $104,734. Our company intends to fund operations through operational cash flow and equity/debt financing arrangements. These sources may be insufficient to fund its capital expenditures, working capital and other cash requirements for the future. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our company’s periodic filings with the SEC include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of our company.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. Our company had $27 and $3,293 in cash and cash equivalents at April 30, 2013 and 2012, respectively.

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

Sales and Advertising

The costs of sales and advertising are expensed as incurred. Sales and advertising expense was $0 and $10,650 for the year ended April 30, 2013 and 2012, respectively.

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

NEW MEDIA INSIGHT GROUP, INC.

INDEX TO AUDITED FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 29, 2010 (INCEPTION) TO APRIL 30, 2013

2451 N. McMullen Booth Road Suite.308 Clearwater, FL 33759 855.334.0934 Toll free

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
New Media Insight Group

We have audited the accompanying balance sheets of New Media Insight Group as of April 30, 2013 and 2012, and the related statements of operations, changes in stockholders’ equity, and cash flows from Inception (March 29, 2010) through April 30, 2013 and the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Media Insight Group as from Inception (March 29, 2010) through April 30, 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are described in Note 6.. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants
Clearwater, Florida
July 26, 2013

New Media Insight Group, Inc.
(A Development Stage Company)
Balance Sheets
As at April 30, 2013 and 2012

	2013	2012

ASSETS
Current Assets
Cash	$27	$3,293
Accounts receivable, less allowances of $0	0	5,175
Total Current Assets	27	8,468

TOTAL ASSETS	$27	$8,468

LIABILITIES AND STOCKHOLDERS’ EQUTIY

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$27,222	$3,975
Due to shareholder (note 5)	650	0
Total Current Liabilities	27,872	3,975

TOTAL LIABILITIES	27,872	3,975

STOCKHOLDERS’ EQUITY (note 3)
Preferred stock, par value $0.001, 25,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, par value $0.001, 1,700,000,000 shares authorized, 58,437,500 shares issued and outstanding	58,438	58,438
Additional paid-in capital	18,451	9,062
Accumulated deficit	(104,734)	(63,007)
Total Stockholders’ Equity	(27,845)	4,493

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27	$8,468

The accompanying notes are an integral part of these financial statements.

New Media Insight Group, Inc.
(A Development Stage Company)
Statements of Operations

			Cumulative
			From Inception
			(March 29, 2010) to
	Year Ended April 30,		April 30,
	2013	2012	2013

REVENUES:	$0	$10,525	$38,450

OPERATING EXPENSES:
Selling and Advertising	0	10,650	29,100
General and administrative	13,423	4,432	24,176
Professional fees	28,304	32,232	89,908
Total Operating Expenses	41,727	47,314	143,184

NET LOSS	$(41,727)	$(36,789)	$(104,734)

Basic and Diluted Loss per Common Share	$(0.001)	$(0.001)

Weighted Average Number of Common Shares Outstanding	58,437,500	58,437,500

The accompanying notes are an integral part of these financial statements.

New Media Insight Group, Inc.
(A Development Stage Company)
Statements of Changes in Stockholders’ Equity
For the Period Beginning March 29, 2010 (Inception) to April 30, 2013

			Additional
	Common Shares		Paid-In		Total
			Capital	Deficit	Stockholders’
	Shares	Amount			Equity

Balance- March 29, 2010 (Inception)	-	$-	$-	$-	$-

Common shares issued for cash at $0.0003 per share	17,000,000	17,000	(12,000)	-	5,000
Loss for the period	-	-	-	(1,844)	(1,844)

Balance – April 30, 2010	17,000,000	17,000	(12,000)	(1,844)	3,156

Common shares issued for cash at $0.0003 per share	17,000,000	17,000	(12,000)	-	5,000
Common shares issued for cash at $0.002 per share	24,437,500	24,438	33,062	-	57,500
Loss for the year	-	-	-	(24,374)	(24,374)

Balance – April 30, 2011	58,437,500	58,438	9,062	(26,218)	41,282

Loss for the year	-	-	-	(36,789)	(36,789)

Balance – April 30, 2012	58,437,500	58,438	9,062	(63,007)	4,493
Capital contribution by s/h			9,389		9,389
Loss for the year	-	-	-	(41,727)	(41,727)

Balance – April 30, 2013	58,437,500	$58,438	$18,451	$(104,734)	$(27,845)

The accompanying notes are an integral part of these financial statements.

New Media Insight Group, Inc.
(A Development Stage Company)
Statements of Cash Flows

			Cumulative
			From Inception
			(March 29, 2010) to
	Year Ended April 30,		April 30,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(41,727)	$(36,789)	$(104,734)
Adjustments to reconcile net loss to net cash used in operations:
Expenses paid by shareholder:	$9,389		$9,389
Changes in operating assets and Liabilities:
Decrease (increase) in accounts receivable	5,175	3,450
Decrease in prepaid legal fees	-	-	-
Increase in accounts payable and accrued liabilities	23,247	47	27,222
Net cash used in operating activities	(3,916)	(33,292)	(68,123)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Advance from (payments to) related party	650	(641)	650

Issuance of common stock for cash	-	-	67,500
Net cash provided by (used in) financing activities	650	(641)	68,150

Net increase (decrease) in cash and cash equivalents	(3,266)	(33,933)	27

Cash and cash equivalents - beginning of period	3,293	37,226	-

Cash and cash equivalents - end of period	$27	$3,293	$27

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financials.

New Media Insight Group, Inc.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2013 and 2012

NOTE 1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

New Media Insight Group, Inc. (the “Company”) was incorporated on March 29, 2010 in the State of Nevada, U.S.A. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is April 30.

The Company is a development stage company and operates as mobile and social media marketing business providing clients with the latest solutions and technology available for hyper local marketing and advertising. We will specialize helping small and medium sized organizations (SMB’s) attract new customers, engage their existing customers in social media marketing, and servicing their customers with rewards and loyalty based solutions.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $27 and $3,293 in cash and cash equivalents at April 30, 2013 and 2012, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended April 30,
	2013	2012

Net loss applicable to Common Shares	$(41,727)	$(36,789)

Weighted average common shares outstanding (Basic)	58,437,500	58,437,500
Options	-	-
Warrants	-	-
Weighted average common shares outstanding (Diluted)	58,437,500	58,437,500

Net loss per share (Basic and Diluted)	$(0.001)	$(0.001)

The Company has no potentially dilutive securities, such as options or warrants, currently outstanding.

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

Sales and Advertising

The costs of sales and advertising are expensed as incurred. Sales and advertising expense was $0 and $10,650 for the year ended April 30, 2013 and 2012, respectively

Revenue Recognition

The Company recognizes revenue from the sale of services in accordance with ASC 605, “Revenue Recognition.” Revenue consists of mobile and social marketing related services; focusing on new customer acquisition, customer loyalty and viral social media marketing. Sales income is recognized only when all of the following criteria have been met:

i)	Persuasive evidence for an agreement exists;
ii)	Results have been delivered and tracked through our system;
iii)	The fee is fixed or determinable; and
iv)	Revenue is reasonably assured.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our consolidated financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

NOTE 3.	CAPITAL STOCK

Authorized Stock

The Company has authorized 1,700,000,000 common shares and 25,000,000 preferred shares, both with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Share Issuance

On April 12, 2013 a forward split of authorized, issued and outstanding shares of common stock on a 17 new for one (1) old basis increased the authorized capital from 100,000,000 to 1,700,000,000 shares of common stock and the issued and outstanding shares of common stock was increased from 3,437,500 to 58,437,500 common shares all with par value of $0,001 Since inception (March 29, 2010), the Company has issued 34,000,000 common shares at $0.0003 per share for $10,000 in cash, and 24,437,500 common shares at $0.002 per share for $57,500 in cash, for total proceeds of $67,500, being $58,438 for par value shares and $9,062 for capital in excess of par value. There were 58,437,500 common shares issued and outstanding at April 30, 2013 and 2012.

Effective May 16, 2013, we entered into a private placement agreement with one person for the issuance of 1,100,000 common shares at a purchase price of $0,50 per share, for $550,000 in cash, as well as 1,100,000 non transferable warrants, for a period of 24 months from the date of closing at a price of $1.00 per share.

There are no preferred shares outstanding. The Company has issued no authorized preferred shares. The Company has no stock option plan, or other dilutive securities

NOTE 4.	PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and startup costs based on the income taxes expected to be payable in future years.

Minimal deferred tax assets arising as a result of net operation loss carry forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carry forwards generated during the period from March 29, 2010 (date of inception) through April 30, 2013 of $104,724 will begin to expire in 2031. Accordingly, deferred tax assets of approximately $22,000 (assuming an effective maximum statutory rate of 35%) were offset by the valuation allowance that increased by approximately $12,900 and $8,500 for the year ended April 30, 2013 and 2012, respectively.

The Company follows the provisions of uncertain tax positions. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at April 30, 2013 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at April 30, 2013. The open tax years are from 2010 through 2013.

NOTE 5.	DUE TO RELATED PARTY

As at April 30, 2013 and 2012, the Company was obligated to a director, who is also an officer and stockholder, for a non-interest bearing demand loan with a balance of $650 and $0, respectively.

NOTE 6.	GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at April 30, 2013, the Company had a loss from operations, for the year ended, of $41,727, an accumulated deficit of $104,734, and working capital deficit of $27,845 and has earned $38,450 in revenues since inception. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued.

Effective May 16, 2013, we entered into a private placement agreement with one person for the issuance of 1,100,000 common shares at a purchase price of $0,50 per share, for $550,000 in cash.

The net cash provided by these finance activities will enable management to take the necessary steps to pursue the process of significantly enhancing its product and service offering and its developing new and proprietary technology in the area of mobile payments and online monetization.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods. On December 17, 2012, the audit firm of Drake & Klein CPAs changed its name to DKM Certified Public Accountants. The change was reported to the PCAOB as a change of name. This is not a change of auditors for the Company.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report on Form 10-K (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. With the participation of our chief executive and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2013, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based upon such evaluation, our management concluded that we did not maintain effective controls over the control environment. The Board of Directors does not have any independent members and no director qualifies as an audit committee financial expert as defined in Item 207(d)(5)(ii) of Regulation S-B. Currently we do not have the available personnel for proper segregation of duties. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

This annual report on does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to a permanent exemption for non-accelerated filers from the internal control audit requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended April 30, 2013, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. On December 17, 2012, the audit firm of Drake & Klein CPAs changed its name to DKM Certified Public Accountants. The change was reported to the PCAOB as a change of name. This is not a change of auditors for the Company.

Item 9B.	Other Information

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

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

Directors and Executive Officers

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Michael Palethorpe	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	43	December 31, 2012

The board of directors has no nominating, audit or compensation committee at this time.

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Michael Palethorpe - President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Michael Palethorpe was appointed as our president, chief executive officer, chief financial officer, secretary, treasurer and director on December 31, 2012. Mr. Palethorpe has been highly successful in business in a variety of newly emerging industries such as the technology industry. He brings both experience and success in both public and private companies and in the for-profit and non-profit worlds.

Since 1998 Mr. Palethorpe has founded several successful companies including a US public company and world leader in XML technologies in 1999, the world’s second largest mountain bike web site, which had over 20,000 unique users a day in 2000, and was regional manager of a global educational enterprise, doubling participation in its courses in 2004 and 2005.

In 2008, Michael Palethorpe was the top US account manager with Metasoft Systems, a world leader in Foundation funding for charities, and he vastly expanded their reach and scope in the non-profit world. From 2009 to 2011 Mr. Palethorpe managed a team of account managers with substantial sales. He has over 25 years experience in various capacities of both for-profit and non-profit organizations.

Identification of Significant Employees

We have no significant employees, other than Michael Palethorpe, our president, chief executive officer, chief financial officer, secretary, treasurer and director.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.

been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of our common stock to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended April 30, 2012, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Code of Ethics

We have adopted a Code of Ethics that apples to, among other persons, our company’s principal executive officers and senior financial executives, as well as persons performing similar functions. As adopted, our Code of Ethics sets forth written to promote:

  honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
  full, fair, accurate, timely and understandable disclosure in all reports and documents that the Corporation files with, or submits to, the SEC and in other public communications made by the Corporation that are within the Senior Officer’s area of responsibility;
  compliance with applicable governmental laws, rules and regulations;
  the prompt internal reporting of violations of the Code; and
  accountability for adherence to the Code.

Our Code of Ethics and Business Conduct was filed with the SEC as Exhibit 14.1 to our annual report on Form 10-KSB/A on July 29, 2011. To request a copy of our Code of Ethics, please make written request to our president c/o New Media Insight Group, Inc. at 28202 N. 58th Street, Cave Creek, AZ 85331.

Nomination Process

As of April 30, 2013, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Committees of the Board

All proceedings of our board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the state of Nevada and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Our company currently does not have nominating, compensation committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by our directors.

Our company does not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. The directors believe that, given the early stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. Our directors assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our president, at the address appearing on the first page of this annual report.

Audit Committee

Currently our company is developing a comprehensive board of directors and does not have an Audit Committee. Our company intends to appoint audit, compensation and other applicable committee members as it appoints individuals with pertinent expertise.

Audit Committee Financial Expert

Our board of directors does not have a member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

Item 11.	Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years our ended April 30, 2013 and April 30, 2012; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended April 30, 2013 and April 30, 2012, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Michael Palethorpe(1) President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	2013 2012	0 N/A	0 N/A	0 N/A	0 N/A	0 N/A	0 N/A	0 N/A	0 N/A
David Carpenter(2) Former President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	2013 2012	0 2,704	0 0	0 0	0 0	0 0	0 0	0 0	0 2,704
Michael Hay(3) Former Secretary and Director	2013 2012	0 1,250	0 0	0 0	0 0	0 0	0 0	0 0	0 1,250

(1)	Michael Palethorpe was appointed as our president, chief executive officer, chief financial officer, secretary, treasurer and director on December 31, 2012.
(2)	David Carpenter resigned as our president, chief executive officer, chief financial officer, treasurer and director on December 31, 2012
(3)	Michael Hay resigned as our secretary and director on December 31, 2012.

Narrative Disclosure to Summary Compensation Table

There are no employment contracts, compensatory plans or arrangements, including payments to be received from our company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with our company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of our company.

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Stock Options/SAR Grants

During our fiscal year ended April 30, 2013 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended April 30, 2013.

Option Exercises and Stock Vested

During our fiscal year ended April 30, 2013 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

Michael Palethorpe was awarded $12,000 for his March and April 2013 services in his capacity as director.

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

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of July 15, 2013, by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class
Michael Palethorpe(2) 28202 N. 58th Street Cave Creek, AZ 85331	Nil	Nil%
Directors and Executive Officers as a Group	Nil	Nil%
David Carpenter(3) PO Box 4132 Kailua-Kona, HI 96745	17,000,000 common shares	29%
Michael Hay(4) PO Box 4132 Kailua-Kona, HI 96745	17,000,000 common shares	29%
Other Shareholders	34,000,000	58%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 15, 2013. As of July 15, 2013 there were 59,537,500 shares of our company’s common stock issued and outstanding.

(2)	Michael Palethorpe is our company’s president, chief executive officer, chief financial officer, treasurer, secretary and director.
(3)	David Carpenter is a former officer and director of our company;
(4)	Michael Hay is a former officer and director of our company.

Changes in Control

Other than as disclosed, we are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Mr. Palethorpe, our only director, is not independent director as he also serves as our executive officers.

As of April 30, 2013, our company was obligated to Michael Palethorpe for a non-interest bearing demand loan with a balance of $650.

Item 14.	Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended April 30, 2013 and 2012, for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended April 30,
	2013	2012
Audit Fees (1)	$7,500	$8,000
Audit Related Fees (2)	$0	$0
Tax Fees (3)	$0	$0
All Other Fees (4)	$0	$0
Total	$7,500	$8,000

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

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit No.	Description
(3)	(i) Articles of Incorporation, (ii) Bylaws
3.1	Articles of Incorporation of Registrant (incorporated by reference to our Registration Statement on Form S-1 filed on July 19, 2010)

Exhibit No.	Description
3.2	By-Laws (incorporated by reference to our Registration Statement on Form S-1 filed on July 19, 2010)
3.3	Amended and Revised By-Laws (incorporated by reference to our Current Report on Form 8-K filed on July 8, 2011)
3.4	Certificate of Change (incorporated by reference to our Current Report on Form 8-K filed on April 14, 2013)
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed on July 29, 2011)
(31)	Rule 13a-14(d)/15d-14(d) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

NEW MEDIA INSIGHT GROUP, INC.
(Registrant)

Dated: July 26, 2013	/s/ Michael Palethorpe
Michael Palethorpe
President, Chief Executive Officer, Chief Financial
Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 26, 2013	/s/ Michael Palethorpe
Michael Palethorpe
President, Chief Executive Officer, Chief Financial
Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer, and Principal Accounting Officer)