Form 10-Q
period 2013-07-31
NEW MEDIA INSIGHT GROUP, INC.
filed 2013-09-16
CIK 1493040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

or

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
Yes [   ]     No [X ]

As of September 13, 2013 there were 59,537,500 shares of the issuer’s common stock, par value $0.001, outstanding.

NEW MEDIA INSIGHT GROUP, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2013

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in our company's Form 10-K filed with the SEC on July 26, 2013. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ended April 30, 2014.

INDEX TO INTERIM FINANCIAL STATEMENTS
FOR THE PERIOD FROM MARCH 29, 2010 (INCEPTION) TO JULY 31, 2013
(UNAUDITED)

New Media Insight Group, Inc.
(A Development Stage Company)
Balance Sheets

	As at	As at
	July 31,	April 30,
	2013	2013
	(Unaudited)
ASSETS
Current Assets
Cash	$364,264	$27
Deposit on contract	150,000
Total Current Assets	514,264	27
Property and equipment, net	2,001	-

TOTAL ASSETS	$516,265	$27

LIABILITIES AND STOCKHOLDERS’ EQUTIY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$17,305	$27,222
Due to shareholder	12,345	650
Total Current Liabilities	29,650	27,872

TOTAL LIABILITIES	29,650	27,872

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $0.001, 25,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, par value $0.001, 1,700,000,000 shares authorized, 59,537,500 shares issued and outstanding	59,538	58,438
Additional paid-in capital	567,351	18,451
Accumulated deficit	(140,274)	(104,734)
Total Stockholders’ Equity (Deficit)	486,615	(27,845)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$516,265	$27

The accompanying notes are an integral part of these financial statements.

New Media Insight Group, Inc.
(A Development Stage Company)
Interim Statements of Operations
(Unaudited)

			Cumulative
			From Inception
			(March 29, 2010) to
	Three Months Ended July 31,		July 31,
	2013	2012	2013

REVENUES:	$241	$-	$38,691

OPERATING EXPENSES:
Selling and advertising		-	29,100
General and administrative	1,531	133	25,707
Salaries	19,594	-	19,594
Depreciation	78	-	78
Professional fees	14,578	7,993	104,486
Total Operating Expenses	35,781	8,126	178,965

Other income and expense	-	-	-

NET INCOME (LOSS)	$(35,540)	$(8,126)	$(140,274)

Basic and Diluted Loss per Common Share	$(0,001)	$(0.0001)

Weighted Average Number of Common Shares Outstanding	59,358,152	58,437,500

The accompanying notes are an integral part of these financial statements.

New Media Insight Group, Inc.
(A Development Stage Company)
Interim Statements of Changes in Stockholders’ Equity (Deficit)
For the Period Beginning March 29, 2010 (Inception) to July 31, 2013

			Additional
	Common Shares		Paid-In		Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance- March 29, 2010 (Inception)	-	$-	$-	$-	$-
Common shares issued for cash at $0.0003 per share	17,000,000	17,000	(12,000)
Loss for the period	-	-	-	(1,844)	(1,844)
Balance – April 30, 2010	17,000,000	17,000	(12,000)	(1,844)	3,158
Common shares issued for cash at $0.0003 per share	17,000,000	17,000	(12,000)	-	5,000
Common shares issued for cash at $0.002 per share	24,437,500	24,438	33,062	-	57,500
Loss for the year				(24,374)	(24,374)
Balance – April 30, 2011	58,437,500	58,438	9,062	(26,218)	41,282
Loss for the year				(36,789)	(36,789)
Balance – April 30, 2012	58,437,500	58,438	9,062	(63,007)	4,493
Capital Contr. by S/H			9,389		9,389
Loss for the year				(41,727)	(41,727)
Balance – April 30, 2013	58,437,500	58,438	18,451	(104,734)	(27,845)
Common shares issued for cash at $0.50 per share	1,100,000	1,100	548,900	-	550,000
Loss for the period				(35,540)	(35,540)
Balance – July 31, 2013	59,537,500	59,538	567,351	(140,274)	486.615

The accompanying notes are an integral part of these financial statements.

New Media Insight Group, Inc.
(A Development Stage Company)
Interim Statements of Cash Flows

			Cumulative
			From Inception
			(March 29, 2010) to
(Unaudited)	Three Months Ended July 31,		July 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(35,540)	$(8,126)	$(140,274)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	78		78
Changes in operating assets and Liabilities:
Decrease in accounts receivable	-	3,600	-
Increase (decrease) in accounts payable and accrued liabilities	(9,918)	(1,465)	17,305
Net cash used in operating activities	(45,380)	(5,991)	(122,891)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposit on contract	(150,000)		(150,000)
Purchase of property or Equipment	(2,079)		(2,079)
Net cash provided by (used in) investing activities	(152,079)	-	(152,079

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from (payments to) related party	11,696	5,000	12,345
Issuance of common stock for cash	550,000	-	626,889
Net cash provided by (used in) financing activities	561,696	5,000	639,234

Net increase (decrease) in cash and cash equivalents	364,237	(991)	364,264

Cash and cash equivalents - beginning of period	27	3,293	-

Cash and cash equivalents - end of period	$364,264	$2,302	$364,264

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

New Media Insight Group, Inc.
(A Development Stage Company)
Notes to Interim Financial Statements
July 31, 2013
(Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

New Media Insight Group, Inc. (the “Company”) was incorporated on March 29, 2010 in the State of Nevada, U.S.A. Our fiscal year end is April 30. Our administrative offices are located in Cave Creek, AZ.

The Company is a development stage company and operates as an internet marketing business providing clients with the latest in new media and mobile / smart phone advertising solutions. The Company is continuing to pursue and expand upon the same business however, it is in the process of significantly enhancing its product and service offering and is developing new and proprietary technology in the area of mobile payments and online monetization. The Company will specialize in developing mobile marketing, loyalty, and communication solutions. The Company’s mission is to help local merchants connect, communicate and transact with their customers in a more effective way.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The interim financial information referred to above has been prepared and presented in conformity with accounting principles generally accepted in the United States applicable to interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The interim financial information has been prepared on a basis consistent with prior interim periods and years and includes all disclosures that are necessary and required by applicable laws and regulations.

The unaudited financial statement and notes are presented in accordance with accounting principles generally accepted in the United States of America (GAAP). These interim financial statements include all adjustments that, in the opinion of management, are necessary in order to make the financial statements not misleading.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $364,264 and $27 in cash and cash equivalents at July 31, 2013 and April 30, 2013, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share:

		Three Months Ended July 31,

		2013	2012

Net Income (loss) applicable to Common Shares		$(35,540)	$(8,126)

Weighted average common shares outstanding (Basic)		59,358,152	58,437,500
Options		-	-
Warrants		-	-
Weighted average common shares outstanding (Diluted)		59,358,152	58,437,500

Net loss per share (Basic and Diluted)	$	(0.001)	$(0.0001)

Basic income (loss) per share is calculated by dividing the Company’s net income (loss) applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Under the treasury stock method, the exercise price of an award, if any, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the estimated tax benefits that would be recorded in paid-in capital, if any, when an award is settled are assumed to be used to repurchase shares in the current period.

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

Sales and Advertising

The costs of sales and advertising are expensed as incurred. Sales and advertising expense was -$0 for the periods ended July 31, 2013 and 2012, respectively.

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

Share Issuance

On April 12, 2013 a forward split of authorized, issued and outstanding shares of common stock on a 17 new for one (1) old basis increased the authorized capital from 100,000,000 to 1,700,000,000 shares of common stock and the issued and outstanding shares of common stock was increased from 3,437,500 to 58,437,500 common shares all with par value of $0.001

Currently we have an employment agreement, effective May 1, 2013, with Michael Palethorpe, our sole director and officer. Pursuant to the terms of the employment agreement, Mr. Palethorpe, is eligible to receive 2,000,000 stock options, which vest at a rate of 500,000 every 6 months. Each option has an exercise price of $0.75 and will expire after three years. As at the date of this report, the options have not yet been issued.

Since inception (March 29, 2010), the Company has issued 34,000,000 common shares at $0.0003 per share for $10,000 in cash, and 24,437,500 common shares at $0.002 per share for $57,500 in cash, for total proceeds of $67,500, being $58,438 for par value shares and $9,062 for capital in excess of par value.

Effective May 16, 2013, we entered into a private placement agreement with one person for the issuance of 1,100,000 common shares at a purchase price of $0,50 per share, for $550,000 in cash, as well as 1,100,000 non-transferable warrants, for a period of 24 months from the date of closing at a price of $1.00 per share. There were 59,537,500 and 58,437,500 common shares issued and outstanding at July 31, 2013 and 2012 respectively.

There are no preferred shares outstanding.

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

Minimal deferred tax assets arising as a result of net operation loss carry-forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods..

The Company follows the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at July 31, 2013 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at July 31, 2013. The open tax years with the Internal Revenue Service are April 30, 2011, 2012, and 2013

NOTE 5. DUE TO RELATED PARTY

During the period ended July 31, 2013, a director and officer, provided a non-interest bearing demand loan with a balance of $12,345.

NOTE 6. GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at July 31, 2013, the Company had a loss from operations, for the period ended, of $35,540, an accumulated deficit of $140,274, and working capital of $184,614 and has earned $38,691 in revenues since inception. The Company has not yet established an ongoing source of revenues to cover its growth and operating costs.

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

NOTE 7. SUBSEQUENT EVENTS

As per September 1, 2013, the Company has entered into an exclusive agency agreement to market and promote an internet-based marketing platform in the following US States: Arizona, Colorado, Nevada, Oregon, Utah and Washington. The Company has paid a deposit of $150,000 prior to July 31, 2013 as per the terms of the agreement.

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

All references in this Form 10-Q to “company”, “we”, “us”, or “our” are to New Media Insight Group, Inc.

General Overview

New Media Insight Group, Inc. was incorporated on March 29, 2010 in the State of Nevada, U.S.A. Our fiscal year end is April 30. Our administrative offices are located at 28202 N. 58th Street, Cave Creek, AZ 85331. Our telephone number is (480) 275-2294.

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

Our company is continuing to pursue and expand upon the same business however is in the process of significantly enhancing its product and service offering and is developing new and proprietary technology in the area of mobile payments and online monetization. Our company is a development stage company and operates as an internet marketing business providing clients with the latest in new media and mobile / smart phone advertising solutions. We will specialize in developing mobile marketing, loyalty, and communication solutions. Our company’s mission is to help local merchants connect, communicate and transact with their customers in a more effective way.

Effective September 1, 2013, our company entered into an exclusive agency agreement with Paywith Worldwide Inc., pursuant to which our company will market and promote an internet-based marketing platform in Arizona, Colorado, Nevada, Oregon, Utah and Washington. Pursuant to the agency agreement, our company will be paid a commission of 25% of the net transaction value for each merchant for which our company procures a merchant agreement. Under the agreement, our company will have the following obligations to Paywith:

  Achieve the following targets within the territory:
Number of Signed
Target Date	Merchant Agreements
6 months after effective date	500
12 months after effective date	2,000
18 months after effective date	10,000
  Our company has paid $150,000 to Paywith for the exclusive rights mentioned above. These funds were paid to Paywith as a deposit on the contract prior to July 31, 2013

On April 1, 2013, we entered into an employment agreement with Michael Palethorpe, our sole director and officer, with an effective date of May 1, 2013. Pursuant to the terms of the employment agreement, Mr. Palethorpe will receive compensation of $6,000 per month until April 31, 2014 after which the base salary will be reviewed for May 1, 2014 and beyond. Mr. Palethorpe is also entitled to an annual stock option grant equal to 30% of his base salary to be granted at the beginning of the calendar year. The price of the options will be the fair market value of the company’s stock at the time the options are granted and will expire three years after the grant date. Further, Mr. Palethorpe is entitled to receive 2,000,000 stock options upon execution of the employment agreement. These option vest at the rate of 500,000 options every six months at an exercise price of $0.75 per share and expire three years after the date of issuance. As of the date of this report, we have not yet issued these stock options to Mr. Palethorpe.

Executive Summary

We work with local merchants and small and medium sized businesses to help them improve their customer loyalty and attract new customers. Our unique mobile and social marketing solutions are designed to engage consumers in transacting using their mobile devices. Our company is virtual in nature, meaning that employees and contractors will primarily work from home, negating the need to retain formal office space. Our services are highly specialized and focus on mobile payments, mobile / smart phone marketing, mobile search engine optimization, as well as social media advertising through Twitter, Facebook, Linked-In, and YouTube. Professional web designers, optimization technicians, and Google AdWord specialists are retained on a contractual basis and as demand requires. Supporting functions such as creative and graphic design work is also included in our portfolio to better service clients. Another aspect of our plan is to better educate our clients and empower them to understand and get the best use out of their Internet marketing spending.

Strategic Initiatives

Fully optimized NMIG website: we are in the late design process to launch our new and fully SEO friendly website. The site will be optimized to rank high on Google, Bing, and Yahoo organic searches in the states of Washington, Oregon, California, Nevada, and Arizona.

Direct Mail Campaign: We will use Direct Mail as a key driver for our geographic marketing and exposure campaigns. The purpose of these campaigns will be to target market merchants and small and medium sized businesses, whose businesses could benefit from our marketing services and communications technology.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended April 30, 2013.

Our operating results for the three month periods ended July 31, 2013 and 2012 are summarized as follows:

	Three Months Ended July 31,
	2013	2012
Revenue	$241	$-
Operating Expenses	$35,781	$8,126
Operating Loss	$(35,540)	$(8,126)

Revenue

Our company earned its initial revenues starting in the third quarter of the fiscal year ended April 30, 2011. The revenues were from the sale of website designs, search engine optimization programs, and viral social media marketing campaigns, and were recognized upon the completion of these programs. We earned revenues of $241 for the three months ended July 31, 2013 compared to revenues of $0 for the three months ended July 31, 2012. Minimal revenues in 2013 can be attributed to a conscious decision on the part of our directors to retrench their efforts and spend the requisite time needed to both understand and exploit the burgeoning use of mobile technology. Until our re-sharpened efforts gain traction, growth will remain slow.

Expenses

Our total expenses for the three month periods ended July 31, 2013 and 2012 are outlined in the table below:

	Three Months Ended July 31,
	2013	2012
		-
General and administrative	$1,531	133
Salaries	$19,594	-
Depreciation	$78	-
Professional fees	$14,578	7,993
Total	$35,781	8,126

Expenses for the three month period ended July 31, 2013, increased substantially compared to the comparative period in 2012. The increases for the three month period ended July 31, 2013 were primarily as a result of a significant increase in director salaries and selling and administrative expenses due to an exclusive agency agreement with a company in the business of developing and operating an internet based marketing platform.

Liquidity and Financial Condition

Working Capital

	At	At
	July 31,	April 30,
	2013	2013	Change
Current Assets	$514,264	$27	$514,237
Current Liabilities	$29,650	$27,872	$1,778
Working Capital (Deficit)	$484,614	$(27,845)	$512,459

Cash Flows

	Three Months Ended July 31,
	2013	2012
Net Cash Used in Operating Activities	$(45,380)	$(5,991)
Net Cash Used by Investing Activities	$(152,079)	$-
Net Cash Used In Financing Activities	$561,696	$5,000
Net Increase (Decrease) in Cash During the Period	$364,237	$(991)

We have acquired additional funds to fund our budgeted expenses in the near future. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable. Additionally, there is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

Liquidity and Capital Resources

From inception until the date of this filing we have had limited operating activities. Our financial statements from inception (March 29, 2010) through the period ended July 31, 2013, reported revenues of $38,691 and a net loss of $140,274.

Growth of our operations will be based on our ability to internally finance from cash flow and raise equity and/or debt to increase sales and production. Our primary sources of liquidity are: (i) cash from sales of our services; and (ii) financing activities. Our cash balance as of July 31, 2013 was $364,264.

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

At present, we do have enough cash on hand to cover operating costs for the next 12 months.

Our officers and directors have generally indicated a willingness to provide services and financial contributions if necessary. Currently we have an employment agreement, effective May 1, 2013, with Michael Palethorpe, our sole director and officer. Pursuant to the terms of the employment agreement, Mr. Palethorpe, is eligible to receive 2,000,000 stock options, which vest at a rate of 500,000 every 6 months. Each option has an exercise price of $0.75 and will expire after three years. As at the date of this report, the options have not yet been issued.

If we are unable to meet our needs for cash from either the money that we raised from our offering, or possible alternative sources, then we may be unable to continue, develop, and expand our operations. We have an agreement to undertake any product research and development during the next twelve months. There are also no plans or expectations to acquire or sell any plant or plant equipment in the first full year of operations.

Plan of Operation and Cash Requirements

Our company began selling its services in December 2010. Our company saw its revenues fall in 2012, primary due to a decision on the part of the directors to retrench and devote a lot of their energies toward the development of smart phone marketing initiatives. Our company is now the exclusive agent of an internet based marketing platform. Our plan of action over the next twelve months is to diligently market and promote the platform, to develop promotional materials for the platform, and participate in trade shows and exhibitions. We aim to sign up 2,000 merchant agreements before September 2014 and 10,000 before April 2015.

The success of our operations will be based on our ability to grow by financing the operation through internal cash flow or to raise funds through equity and/or debt financing to invest in marketing and sales of our services. Our company was able to generate adequate capital in this challenging market for credit, which has created a condition where some of our marketing plans are now possible. The availability of future equity and/or debt financings remains uncertain.

We expect to continue a number of marketing initiatives that we started last quarter including the following:

  Continued development of a fully optimized website
  Embrace the use and expansion of mobile marketing technology
  Extensive social media marketing including the leveraging of Facebook, Twitter, LinkedIn, and You Tube
  Facebook (https://www.facebook.com/pages/New-Media-Insight-Group/136275216429613)
  Twitter (http://twitter.com/NMIGroup)
  You Tube (http://www.youtube.com/user/NewMediaInsightGroup)
  Continued recruitment of talent (Craigslist listing)
  Networking for sales leads at local Seattle and Portland technology events

As our business is a marketing and advertising company we are able to complete most of our marketing initiatives without incurring additional outside expenses by completing the work internally hence being able to keep our advertising and marketing costs to a minimum. Over the next 12 months, we anticipate that our company will not require additional funds to meet our working capital requirements. In the event that we need additional funds in addition to the cash on hand, we will endeavor to proceed with our plan of operations by locating alternative sources of financing.

We do not anticipate hiring any staff during the next 12 months of operation, and will rely on the services of our officers and directors and outside contractors.

If we are unable to increase sales and cash flow we still have sufficient working capital to implement our strategy for the next 12 months. However, over time this could cause us to curtail or suspend our operations and may eventually cause our business to fail.

Going Concern

As of the three month period ended July 31, 2013, our company has a loss of $35,540 and an accumulated deficit of $140.274. Our company intends to fund operations through operational cash flow and equity/debt financing arrangements. These sources may be insufficient to fund its capital expenditures, working capital and other cash requirements for the future. In response to these problems, management intends to raise additional funds through increased sales and public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. Our company had $364,264 and $27 in cash and cash equivalents at July 31, 2013 and April 30, 2013, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share:

		Three Months Ended July 31,
		2013	2012

Net Income (loss) applicable to Common Shares		$(35,540)	$(8,126)

Weighted average common shares outstanding (Basic)		59,358,152	58,437,500
Options		-	-
Warrants		-	-
Weighted average common shares outstanding (Diluted)		59,358,152	58,437,500

Net loss per share (Basic and Diluted)	$	(0.001)	$(0.0001)

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

Sales and Advertising

The costs of sales and advertising are expensed as incurred. Sales and advertising expense was $0 and $0 for the periods ended July 31, 2013 and 2012, respectively.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective May 16, 2013, we entered into a private placement agreement. Pursuant to the agreement, we issued 1,100,000 units at a purchase price of $0.50 per unit, for total proceeds of $550,000. Each unit consists of one share of the common stock of our company and one common share purchase warrant. Each warrant is non-transferable and is exercisable into one share of the common stock of our company for a period of 24 months from the date of closing at a price of $1.00 per share. These shares were issued to one non-US persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Description
Number
(3)	(i) Articles of incorporation, (ii) Bylaws
3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement on Form S-1 filed on July 19, 2010)
3.3	Bylaws (Incorporated by reference to our Registration Statement on Form S-1 filed on July 19, 2010)
(10)	Material Contracts
10.1*	Employment Agreement dated April 1, 2013 between our company and Michael Palethorpe
10.2*	Exclusive Agent Agreement dated September 1, 2013 between our company and Paywith Worldwide Inc.
(14)	Code of Ethics
14.1	Code of Ethics (Incorporated by reference to our Annual Report on Form 10-K filed on July 29, 2011)
(31)	Rule 13a-14(d)/15d-14(d) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

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

NEW MEDIA INSIGHT GROUP, INC.

Dated: September 13, 2013	By:	/s/ Michael Palethorpe
Michael Palethorpe
President, Chief Executive Officer, Chief Financial
Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)