Form 10-Q
period 2013-10-31
NEW MEDIA INSIGHT GROUP, INC.
filed 2013-11-19
CIK 1493040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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
Yes [   ]     No [X]

As of November 13, 2013 there were 59,537,500 shares of the issuer’s common stock, par value $0.001, outstanding.

NEW MEDIA INSIGHT GROUP, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2013

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

INDEX TO INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 29, 2010 (INCEPTION) TO OCTOBER 31, 2013

(UNAUDITED)

New Media Insight Group, Inc.
(A Development Stage Company)
Balance Sheets

	As at	As at
	October 31,	April 30,
	2013	2013
	(Unaudited)
ASSETS
Current Assets
Cash	$305,175	$27
Prepaid	1,530	-
Total Current Assets	306,705	27
Intangible asset, net	133,334	-
Property and equipment, net	1,923	-

TOTAL ASSETS	$441,962	$27

LIABILITIES AND STOCKHOLDERS’ EQUTIY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$5,371	$27,222
Due to related party	600	650
Total Current Liabilities	5,971	27,872

TOTAL LIABILITIES	5,971	27,872

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $0.001, 25,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, par value $0.001, 1,700,000,000 shares authorized, 59,537,500 shares issued and outstanding	59,538	58,438
Additional paid-in capital	567,351	18,451
Accumulated deficit	(190,898)	(104,734)
Total Stockholders’ Equity (Deficit)	435,991	(27,845)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$441,962	$27

The accompanying notes are an integral part of these financial statements.

New Media Insight Group, Inc.
(A Development Stage Company)
Interim Statements of Operations
(Unaudited)

					Cumulative
					From Inception
					(March 29, 2010) to
	Three Months Ended October 31,		Six Months Ended October 31,		October 31,

	2013	2012	2013	2012	2013
REVENUES:	$-	$-	$241	$-	$38, 691

Amortization	16,666	-	16,666	-	16,666

Selling and advertising	-	-	-	-	29,100

General and administrative	2,372	224	4,542	358	28,079
				-
Salaries	19,517	-	39,111		39,111
				-
Depreciation	78	-	156		156
				10,605
Professional fees	11,991	2,612	25,930		116,477
Total Operating Expenses	50,624	2,836	86,405	10,963	229,589

Other income and expense	-	-	-	-	-

NET INCOME (LOSS)	$(50,624)	$(2,836)	$(86,164)	(10,963)	$(190,898)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	(0.00)

Weighted Average Number of Common Shares Outstanding	59,537,500	58,437,500	59,447,826	58,437,500

The accompanying notes are an integral part of these financial statements.

New Media Insight Group, Inc.
(A Development Stage Company) n
Iterim Statements of Changes in Stockholders’ Equity (Deficit)
For the Period Beginning March 29, 2010 (Inception) to October 31, 2013

			Additional
	Common Shares		Paid-In		Total Stockholders’
			Capital	Deficit
	Shares	Amount			Equity
Balance- March 29, 2010 (Inception)	-	$-	$-	$-	$-
Common shares issued for cash at $0.0003 per share	17,000,000	17,000	(12,000)		5,000

Loss for the period	-	-	-	(1,844)	(1,844)
Balance – April 30, 2010	17,000,000	17,000	(12,000)	(1,844)	3,156

Common shares issued for cash at $0.0003 per share	17,000,000	17,000	(12,000)	-	5,000

Common shares issued for cash at $0.002 per share	24,437,500	24,438	33,062	-	57,500

Loss for the year				(24,374)	(24,374)
Balance – April 30, 2011	58,437,500	58,438	9,062	(26,218)	41,282

Loss for the year				(36,789)	(36,789)
Balance – April 30, 2012	58,437,500	58,438	9,062	(63,007)	4,493

Capital Contr. by S/H			9,389		9,389

Loss for the year				(41,727)	(41,727)
Balance – April 30, 2013	58,437,500	58,438	18,451	(104,734)	(27,845)

Common shares issued for cash at $0.50 per share	1,100,000	1,100	548,900	-	550,000

Loss for the period				(86,164)	(86,164)
Balance – October 31, 2013	59,537,500	59,538	567,351	(190,898)	435,991

The accompanying notes are an integral part of these financial statements.

New Media Insight Group, Inc.
(A Development Stage Company)
Interim Statements of Cash Flows

			Cumulative
			From Inception
			(March 29, 2010) to
(Unaudited)	Six Months Ended October 31,		October 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(86,164)	$(10,963)	$(190,898)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	156		156
Amortization	16,666		16,666
Changes in operating assets and Liabilities:
Decrease in accounts receivable	(1,530)	5,175	(1,530)
Increase (decrease) in accounts payable and accrued liabilities	(21,851)	651	5,371
Net cash used in operating activities	(92,723)	(5,137)	(170,235)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible asset	(150,000)		(150,000)
Purchase of property or Equipment	(2,079)		(2,079)
Net cash provided by (used in) investing activities	(152,079)	-	(152,079)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from (payments to) related party	(50)	3,000	600
Issuance of common stock for cash	550,000	-	626,889
Net cash provided by (used in) financing activities	549,950	3,000	627,489

Net increase (decrease) in cash and cash equivalents	305,148	(2,137)	305,175

Cash and cash equivalents - beginning of period	27	3,293	-

Cash and cash equivalents - end of period	$305,175	$1,156	$305,175

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

New Media Insight Group, Inc.
(A Development Stage Company)
Notes to Interim Financial Statements
October 31, 2013
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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $305,175 and $27 in cash and cash equivalents at October 31, 2013 and April 30, 2013, respectively.

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

2,000,000 options were granted as part of a salary agreement, but the options have not been vested as of October 31, 2013. 1,100,000 warrants were issued as part of a stock sale to a new shareholder. Due to the net loss, the options and warrants are not used in the calculation of earnings per share because the options and warrants are considered to be antidilutive.

The following table sets forth the computation of basic and diluted earnings per share:

		Six Months Ended October 31,

		2013	2012

Net Income (loss) applicable to Common Shares		$(86,164)	$(10,963)

Weighted average common shares outstanding (Basic)		59,447,826	58,437,500
Options		-	-
Warrants		-	-
Weighted average common shares outstanding (Diluted)		59,447,826	58,437,500

Net loss per share (Basic and Diluted)	$	(0.00)	$(0.00)

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

Due to the net loss, the options and warrants are not used in the calculation of earnings per share because the options and warrants are considered to be antidilutive.

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

Advertising

Advertising is expensed as incurred. Advertising expense was $720 and $0 for the six months ended October 31, 2013 and 2012, respectively.

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

NOTE 3. INTANGIBLE ASSET

The Intangibles asset consists of the purchase of exclusive rights to market and promote internet-based marketing platform. The components of intangible assets subject to amortization are as follows:

	October 31,	April 30,
	2013	2013
Intangible asset	$150,000	$-
Accumulated Amortization	(16,666)	-

Intangible asset, net	$133,334	-

The amortization expensed was $16,666, $0, $0 and $0 for the three and nine months ending October 31, 2013 and 2012.

NOTE 4. CAPITAL STOCK

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

Effective May 16, 2013, we entered into a private placement agreement with one person for the issuance of 1,100,000 common shares at a purchase price of $0,50 per share, for $550,000 in cash, as well as 1,100,000 non-transferable warrants, for a period of 24 months from the date of closing at a price of $1.00 per share. There were 59,537,500 and 58,437,500 common shares issued and outstanding at October 31, 2013 and 2012 respectively.

There are no preferred shares outstanding.

NOTE 5. OPTIONS

The options have been granted in conjunction with an employment agreement. For the six months ended October 31, 2013 issued 1,100,000 warrants. As October 31, 2013 no options had expired. The options had $0 intrinsic value at October 31, 2013.

The following table summarizes the options at October 31, 2013.

		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Actual	Average
Exercise	of Shares	Contractual	Exercise	Number	Exercise
Prices	Outtanding	Life (Years)	Price	Exercisable	Price
$0.75	2,000,000	1.50	$0.75	2,000,000	$0.75
	2,000,000	1.50	$0.75	2,000,000	$0.75
.

Transactions involving the Company’s option issuance are summarized as follows:

		Weighted
	Number of	Average Price
	Shares	Per Share
Outstanding at April 30, 2013	-	-
Granted	2,000,000	$0.75
Exercised	-	-
Cancel or expired	-	-
Outstanding at October 31, 2013	2,000,000	$0.75
Options yet to be vested	2.000,000
Options vested at October 31, 2013 -	-

NOTE 6. WARRANTS

The warrants were issued in conjunction with certain common stock offerings and no warrant expense was during the six months ended October 31, 2013. For the six months ended October 31, 2013 issued 1,100,000 warrants. Warrants expire in two years. As October 31, 2013 no warrants had expired. The warrants had $0 intrinsic value at October 31, 2013.

The following table summarizes the stock purchase warrants at October 31, 2013.

		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Actual	Average
Exercise	of Shares	Contractual	Exercise	Number	Exercise
Prices	Outtanding	Life (Years)	Price	Exercisable	Price
$1.00	1,1,00,000	1.50	$1.00	1,100,000	$1.00
	1,100,000	1.50	$1.00	1,100,000	$1.00

Transactions involving the Company’s warrants issuance are summarized as follows:

Weighted
	Number of	Average Price
	Shares	Per Share
Outstanding at April 30, 2013	-	-
Granted	1,100,000	$1.00
Exercised	-	-
Cancel or expired	-	-
Outstanding at October 31, 2013	1,100,000	$1.00

All warrants will expire by May 16, 2014.

NOTE 7. PROVISION FOR INCOME TAXES

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

The Company has no tax position at October 31, 2013 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at October 31, 2013. The open tax years with the Internal Revenue Service are April 30, 2011, 2012, and 2013

NOTE 8. DUE TO RELATED PARTY

During the period ended October 31, 2013, a director and officer, provided a non-interest bearing demand loan with a balance of $600.

NOTE 9. GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at October 31, 2013, the Company had a loss from operations, for the period ended, of $86,164, an accumulated deficit of $190,898, and working capital of $300,734 and has earned $38,691 in revenues since inception. The Company has not yet established an ongoing source of revenues to cover its growth and operating costs.

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

NOTE 10. COMMITMENTS

As per September 1, 2013, the Company has entered into an exclusive agency agreement to market and promote an internet-based marketing platform in the following US States: Arizona, Colorado, Nevada, Oregon, Utah and Washington. The Company has paid an appointment fee of $150,000, as per the terms of the agreement. The Company has a commitment to reach certain targets of signed merchant agreements.

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

Effective September 1, 2013, our company entered into an exclusive agency agreement with Paywith Worldwide Inc., pursuant to which our company will market a new and revolutionary product called mCards (mobile cards) throughout the entire United States with exclusivity and ownership in the following territories; Arizona, Colorado, Nevada, Oregon, Utah and Washington. Pursuant to the agreement, our company will generate revenue associated with every mCard transaction that takes place using the mCardNetwork. Under the agreement, our company will have the following obligations to Paywith:

•	Achieve the following targets within the territory:

Number of Signed
Target Date	Merchant Agreements
6 months after effective date	500
12 months after effective date	2,000
18 months after effective date	10,000

•	Our company has paid $150,000 to Paywith for the exclusive licensing rights mentioned above.

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

Executive Summary

We work with local merchants and small and medium sized businesses to help them improve their customer loyalty and attract new customers. Our unique mobile and social marketing solutions are designed to engage consumers in transacting using their mobile devices. Our company is virtual in nature, meaning that employees and contractors will primarily work from home, negating the need to retain formal office space. Our services are highly specialized and focus on mobile payments, mobile / smart phone marketing, mobile search engine optimization, as well as social media advertising through Twitter, Facebook, and LinkedIn. Professional web designers, optimization technicians, and Google AdWord specialists are retained on a contractual basis and as demand requires. We license various aspects of our technology and then customize the development of unique solutions via numerous development partners so as to ensure we have our own intellectual property and proprietary solutions. Supporting functions such as creative and graphic design work are also included in our portfolio to better service clients.

Strategic Initiatives

Fully optimized NMIG website: we are in the late design process to launch our new and fully SEO friendly website. The site will be optimized to rank high on Google, Bing, and Yahoo organic searches in the states of Washington, Oregon, Colorado, Utah, California, Nevada, and Arizona.

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

Our operating results for the three month periods ended July 31, 2013 and 2012 are summarized as follows:

	Six Months Ended October 31,
	2013	2012
Revenue	$241	$-
Operating Expenses	$86,405	$10,963
Operating Loss	$(86,164)	$(10,963)

Revenue

Our company earned its initial revenues starting in the third quarter of the fiscal year ended April 30, 2011. The revenues were from the sale of website designs, search engine optimization programs, and viral social media marketing campaigns, and were recognized upon the completion of these programs. We earned revenues of $241 for the six months ended October 31, 2013 compared to revenues of $0 for the six months ended October 31, 2012. Minimal revenues in 2013 can be attributed to a conscious decision on the part of our directors to retrench their efforts and spend the requisite time needed to both understand and exploit the burgeoning use of mobile technology. Until our re-sharpened efforts gain traction, growth will remain slow.

Expenses

Our total expenses for the six month periods ended October 31, 2013 and 2012 are outlined in the table below:

	Six Months Ended October 31,
	2013	2012

Amortization	$16,666	-
General and administrative	4,542	358
Salaries	39,111	-
Depreciation	156	-
Professional fees	25,930	10,605
Total	$86,405	10,963

Expenses for the six month period ended October 31, 2013, increased substantially compared to the comparative period in 2012. The increases for the six month period ended October 31, 2013 were primarily as a result of a significant increase in director salaries and selling and administrative expenses due to an exclusive agency agreement with a company in the business of developing and operating an internet based marketing platform.

Liquidity and Financial Condition

Working Capital

	At	At
	October 31,	April 30,
	2013	2013	Change
Current Assets	$306,705	$27	$306,678
Current Liabilities	$5,971	$27,872	$(21,901)
Working Capital (Deficit)	$300,734	$(27,845)	$328,579

Cash Flows

	Six Months Ended October 31,
	2013	2012
Net Cash Used in Operating Activities	$(92,723)	$(5,137)
Net Cash Used by Investing Activities	$(152,079)	$-
Net Cash Used In Financing Activities	$549,950	$3,000
Net Increase (Decrease) in Cash During the Period	$305,148	$(2,137)

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

Liquidity and Capital Resources

From inception until the date of this filing we have had limited operating activities. Our financial statements from inception (March 29, 2010) through the period ended October 31, 2013, reported revenues of $38,691 and a net loss of $190,898.

Growth of our operations will be based on our ability to internally finance from cash flow and raise equity and/or debt to increase sales and production. Our primary sources of liquidity are: (i) cash from sales of our services; and (ii) financing activities. Our cash balance as of October 31, 2013 was $305,175.

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

Plan of Operation and Cash Requirements

Our company began selling its services in December 2010. Our company saw its revenues fall in 2012, primary due to a decision on the part of the directors to retrench and devote a lot of their energies toward the development of smart phone marketing initiatives. Our company is now in the process of marketing and selling our mCardsNetwork portfolio of services. Our plan of action over the next twelve months is to diligently market and promote the platform, to develop promotional materials for the platform, and participate in trade shows and exhibitions. We aim to sign up 2,000 merchant agreements before September 2014 and 10,000 before April 2015.

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

We expect to continue a number of marketing initiatives that we started last quarter including the following:

  Continued development of a fully optimized websites
  www.newmediainsights.com
  www.mcardnetwork.com
  Embrace the use and expansion of mobile marketing technology
  Extensive social media marketing including the leveraging of Facebook, Twitter, and LinkedIn
  Facebook( https://www.facebook.com/NewMediaInsights)
  Continued recruitment of talent (Craigslist listing)
  Networking for sales leads at local technology events

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

Going Concern

As of the six month period ended October 31, 2013, our company has a loss of $86,164 and an accumulated deficit of $190,898. Our company intends to fund operations through operational cash flow and equity/debt financing arrangements. These sources may be insufficient to fund its capital expenditures, working capital and other cash requirements for the future. In response to these problems, management intends to raise additional funds through increased sales and public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. Our company had $305,175 and $27 in cash and cash equivalents at October 31, 2013 and April 30, 2013, respectively.

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

2,000,000 options were granted as part of a salary agreement, but the options have not been vested as of October 31, 2013. 1,100,000warrants were issued as part of a stock sale to a new shareholder. Due to the net loss, the options and warrants are not used in the calculation of earnings per share because the options and warrants are considered to be antidilutive.

The following table sets forth the computation of basic and diluted earnings per share:

		Six Months Ended October 31,
		2013	2012

Net Income (loss) applicable to Common Shares		$(86,164)	$(10,963)

Weighted average common shares outstanding (Basic)		59,447,826	58,437,500
Options		-	-
Warrants		-	-
Weighted average common shares outstanding (Diluted)		59,447,826	58,437,500

Net loss per share (Basic and Diluted)	$	(0.00)	$(0.00)

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

Advertising

Advertising are expensed as incurred. Advertising expense was $720 and $0 for the six months ended October 31, 2013 and 2012, respectively.

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

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.              MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.              OTHER INFORMATION

None.

ITEM 6.              EXHIBITS

Exhibit	Description
Number

(3)	(i) Articles of incorporation, (ii) Bylaws

3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement on Form S-1 filed on July 19, 2010)

3.3	Bylaws (Incorporated by reference to our Registration Statement on Form S-1 filed on July 19, 2010)

(10)	Material Contracts

10.1	Employment Agreement dated April 1, 2013 between our company and Michael Palethorpe (Incorporated by reference to our Quarterly Report on Form 10-Q filed on September 12, 2013)

10.2	Exclusive Agent Agreement dated September 1, 2013 between our company and Paywith Worldwide Inc. (Incorporated by reference to our Quarterly Report on Form 10-Q filed on September 12, 2013)

(14)	Code of Ethics

14.1	Code of Ethics (Incorporated by reference to our Annual Report on Form 10-K filed on July 29, 2011)

(31)	Rule 13a-14(d)/15d-14(d) Certifications

31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

(32)	Section 1350 Certifications

32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

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

NEW MEDIA INSIGHT GROUP, INC.

Dated: November 18, 2013	By:	/s/ Michael Palethorpe
Michael Palethorpe
President, Chief Executive Officer, Chief Financial
Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)