Form 10-Q
period 2014-01-31
NEW MEDIA INSIGHT GROUP, INC.
filed 2014-03-17
CIK 1493040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to ________________

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

Yes [  ]                No [X]

As of March 10, 2014 there were 59,537,500 shares of the issuer’s common stock, par value $0.001, outstanding.

NEW MEDIA INSIGHT GROUP, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2014

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

INDEX TO INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 29, 2010 (INCEPTION) TO JANUARY 31, 2014

(UNAUDITED)

New Media Insight Group, Inc.
(A Development Stage Company)
Balance Sheets

	As at	As at
	January 31,	April 30,
	2014	2013
	(Unaudited)
ASSETS
Current Assets
Cash	$256,162	$27
Prepaid	1,530	-
Total Current Assets	257,692	27
Intangible asset, net	108,333	-
Property and equipment, net	1,845	-

TOTAL ASSETS	$367,870	$27

LIABILITIES AND STOCKHOLDERS’ EQUTIY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$5,182	$27,222
Due to related party	603	650
Total Current Liabilities	5,785	27,872

TOTAL LIABILITIES	5,785	27,872

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $0.001, 25,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, par value $0.001, 1,700,000,000 shares authorized, 59,537,500 and 58,437,500 shares issued and outstanding, respectively	59,538	58,438
Additional paid-in capital	567,351	18,451
Accumulated deficit	(264,804)	(104,734)
Total Stockholders’ Equity (Deficit)	362,085	(27,845)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$367,870	$27

The accompanying notes are an integral part of these financial statements.

New Media Insight Group, Inc.
(A Development Stage Company)
Interim Statements of Operations
(Unaudited)

					Cumulative
					From Inception
					(March 29, 2010) to
	Three Months Ended January 31,		Nine Months Ended January 31,		January 31,
	2014	2013	2014	2013	2014
REVENUES:	$-	$-	$241	$-	$38, 691
				-
Amortization	25,000	-	41,667		41,667

Selling and advertising	17,350		18,070	-	46,450

General and administrative	5,141	93	8,975	450	33,218
				-
Salaries	19,553	-	58,664		58,664
				-
Depreciation	78	-	234		234

Professional fees	6,785	4,156	32,701	14,762	123,262
Total Operating Expenses	73,907	4,249	160,311	15,212	303,495

Other income	-	9,389	-	9,389	-

NET INCOME (LOSS)	$(73,907)	$5,140	$(160,070)	$(5,823)	$(264,804)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	59,537,500	58,437,500	59,447,826	58,437,500

The accompanying notes are an integral part of these financial statements.

New Media Insight Group, Inc.
(A Development Stage Company)
Interim Statements of Changes in Stockholders’ Equity (Deficit)
For the Period Beginning March 29, 2010 (Inception) to January 31, 2014

			Additional
	Common Shares		Paid-In		Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance- March 29, 2010 (Inception)	-	$-	$-	$-	$-
Common shares issued for cash at $0.0003 per share	17,000,000	17,000	(12,000)		5,000

Loss for the period	-	-	-	(1,844)	(1,844)
Balance – April 30, 2010	17,000,000	17,000	(12,000)	(1,844)	3,156

Common shares issued for cash at $0.0003 per share	17,000,000	17,000	(12,000)	-	5,000

Common shares issued for cash at $0.002 per share	24,437,500	24,438	33,062	-	57,500

Loss for the year				(24,374)	(24,374)
Balance – April 30, 2011	58,437,500	58,438	9,062	(26,218)	41,282

Loss for the year				(36,789)	(36,789)
Balance – April 30, 2012	58,437,500	58,438	9,062	(63,007)	4,493

Capital Contr. by S/H			9,389		9,389

Loss for the year				(41,727)	(41,727)
Balance – April 30, 2013	58,437,500	58,438	18,451	(104,734)	(27,845)

Common shares issued for cash at $0.50 per share	1,100,000	1,100	548,900	-	550,000

Loss for the period				(160,070)	(160,070)
Balance – January 31, 2014	59,537,500	$59,538	$567,351	$(264,804)	$362,085

The accompanying notes are an integral part of these financial statements.

New Media Insight Group, Inc.
(A Development Stage Company)
Interim Statements of Cash Flows

			Cumulative
			From Inception
			(March 29, 2010) to
(Unaudited)	Nine Months Ended January 31,		January 31,
	2014	2013	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(160,070)	$(5,823)	$(264,804)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	234		234
Amortization	41,667		41,667
Changes in operating assets and Liabilities:
Decrease in accounts receivable	(1,530)	5,175	(1,530)
Increase (decrease) in accounts payable and accrued liabilities	(22,040)	(2,645)	5,182
Net cash used in operating activities	(141,739)	(3,293)	(219,251)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible asset	(150,000)		(150,000)
Purchase of property or Equipment	(2,079)		(2,079)
Net cash provided by (used in) investing activities	(152,079)	-	(152,079)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from (payments to) related party	(47)	-	603
Issuance of common stock for cash	550,000	-	626,889
Net cash provided by (used in) financing activities	549,953	-	627,492

Net increase (decrease) in cash and cash equivalents	256,135	(3,293)	256,162

Cash and cash equivalents - beginning of period	27	3,293	-

Cash and cash equivalents - end of period	$256,162	$-	$256,162

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

New Media Insight Group, Inc.
(A Development Stage Company)
Notes to Interim Financial Statements
January 31, 2014
(Unaudited)

NOTE 1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

New Media Insight Group, Inc. (the “Company”) was incorporated on March 29, 2010 in the State of Nevada, U.S.A. Our fiscal year end is April 30. Our administrative offices are located in Cave Creek, AZ.

The Company is a development stage company and operates as an internet marketing business providing clients with the latest in new media and mobile / smart phone advertising solutions. The Company is continuing to pursue and expand upon the same business; however, it is in the process of significantly enhancing its product and service offering and is developing new and proprietary technology in the area of mobile payments and online monetization. The Company will specialize in developing mobile marketing, loyalty, and communication solutions. The Company’s mission is to help local merchants connect, communicate and transact with their customers in a more effective way.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $256,162 and $27 in cash and cash equivalents at January 31, 2014 and April 30, 2013, respectively.

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

2,000,000 options were granted as part of a salary agreement, but the options have not been vested as of January 31, 2014. 1,100,000 warrants were issued as part of a stock sale to a new shareholder. Due to the net loss, the options and warrants are not used in the calculation of earnings per share because the options and warrants are considered to be antidilutive.

The following table sets forth the computation of basic and diluted earnings per share:

		Nine Months Ended January 31,
		2014	2013

Net Income (loss) applicable to Common Shares		$(160,070)	$(5,823)

Weighted average common shares outstanding (Basic)		59,447,826	58,437,500
Options		-	-
Warrants		-	-

Weighted average common shares outstanding (Diluted)		59,447,826	58,437,500

Net loss per share (Basic and Diluted)	$	(0.00)	$(0.00)

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

Advertising

Advertising is expensed as incurred. Advertising expense was $18,070 and $0 for the nine months ended January 31, 2014 and 2013, respectively.

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

The Intangibles asset consists of the purchase of exclusive rights to market and promote internet-based marketing platform. The components of intangible assets subject to amortization are as follows:

	January 31, 2014	April 30, 2013
Intangible asset	$150,000	$-
Accumulated Amortization	(41,667)	-
Intangible asset, net	$108,333	$-

The amortization expensed was $25,000, $41,667, $0 and $0 for the three and nine months ending January 31, 2014 and 2013.

NOTE 4.	CAPITAL STOCK

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

Effective May 16, 2013, we entered into a private placement agreement with one person for the issuance of 1,100,000 common shares at a purchase price of $0,50 per share, for $550,000 in cash, as well as 1,100,000 non-transferable warrants, for a period of 24 months from the date of closing at a price of $1.00 per share. There were 59,537,500 and 58,437,500 common shares issued and outstanding at January 31, 2014 and 2013 respectively.

There are no preferred shares outstanding.

NOTE 5.	OPTIONS

The options have been granted in conjunction with an employment agreement. For the nine months ended January 31, 2014 issued 1,100,000 warrants. As January 31, 2014 no options had expired. The options had $0 intrinsic value at January 31, 2014.

The following table summarizes the options at January 31, 2014.

		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Actual	Average
Exercise	of Shares	Contractual	Exercise	Number	Exercise
Prices	Outtanding	Life (Years)	Price	Exercisable	Price
$0.75	2,000,000	1.50	$0.75	2,000,000	$0.75
	2,000,000	1.50	$0.75	2,000,000	$0.75

Transactions involving the Company’s option issuance are summarized as follows:

		Weighted
	Number of	Average Price
	Shares	Per Share
Outstanding at April 30, 2013	-	-
Granted	2,000,000	$0.75
Exercised	-	-
Cancel or expired	-	-
Outstanding at January 31, 2014	2,000,000	$0.75
Options yet to be vested	2.000,000
Options vested at January 31, 2014	-

NOTE 6.	WARRANTS

The warrants were issued in conjunction with certain common stock offerings and no warrant expense was during the nine months ended January 31, 2014. For the nine months ended January 31, 2014 issued 1,100,000 warrants. Warrants expire in two years. As January 31, 2014 no warrants had expired. The warrants had $0 intrinsic value at January 31, 2014.

The following table summarizes the stock purchase warrants at January 31, 2014.

		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Actual	Average
Exercise	of Shares	Contractual	Exercise	Number	Exercise
Prices	Outtanding	Life (Years)	Price	Exercisable	Price
$1.00	1,1,00,000	1.50	$1.00	1,100,000	$1.00
	1,100,000	1.50	$1.00	1,100,000	$1.00

Transactions involving the Company’s warrants issuance are summarized as follows:

Weighted
	Number of	Average Price
	Shares	Per Share
Outstanding at April 30, 2013	-	-
Granted	1,100,000	$1.00
Exercised	-	-
Cancel or expired	-	-
Outstanding at January 31, 2014	1,100,000	$1.00

All warrants will expire by May 16, 2014.

NOTE 7.	PROVISION FOR INCOME TAXES

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

The Company has no tax position at January 31, 2014 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at January 31, 2014. The open tax years with the Internal Revenue Service are April 30, 2011, 2012, and 2013

NOTE 8.	DUE TO RELATED PARTY

During the period ended January 31, 2014, a director and officer, provided a non-interest bearing demand loan with a balance of $603.

NOTE 9.	GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at January 31, 2014, the Company had a loss from operations, for the nine months ended, of $160,070, an accumulated deficit of $264,804, and working capital of $251,907 and has earned $38,691 in revenues since inception. The Company has not yet established an ongoing source of revenues to cover its growth and operating costs.

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

N0TE 11.	SUBSEQUENTS EVENTS

None

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the “Description of Business – Risk Factors” section in our Form 10-K, as filed on July 26, 2013. You should carefully review the risks described in our 10-K and in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

Our operating results for the nine month periods ended January 31, 2014 and 2013 are summarized as follows:

	Nine Months Ended January 31,
	2014	2013
Revenue	$241	$-
Other income	$-	$9,389
Operating Expenses	$160,311	$15,212
Operating Loss	$(160,070)	$(5,823)

Revenue

Our company earned its initial revenues starting in the third quarter of the fiscal year ended April 30, 2011. The revenues were from the sale of website designs, search engine optimization programs, and viral social media marketing campaigns, and were recognized upon the completion of these programs. We earned revenues of $241 for the nine months ended January 31, 2014 compared to revenues of $0 for the nine months ended January 31, 2013. Minimal revenues in 2014 can be attributed to a conscious decision on the part of our directors to retrench their efforts and spend the requisite time needed to both understand and exploit the burgeoning use of mobile technology. Until our re-sharpened efforts gain traction, growth will remain slow.

Expenses

Our total expenses for the nine month periods ended January 31, 2014 and 2013 are outlined in the table below:

	Nine Months Ended January 31,
	2014	2013

Amortization	$41,667	$-
Selling and advertising	18,070	-
General and administrative	8,975	450
Salaries	58,664	-
Depreciation	234	-
Professional fees	32,701	14,762
Total	$160,311	$15,212

Expenses for the nine month period ended January 31, 2014, increased substantially compared to the comparative period in 2013. The increases for the nine month period ended January 31, 2014 were primarily as a result of a significant increase in director salaries and selling and administrative expenses due to an exclusive agency agreement with a company in the business of developing and operating an internet based marketing platform.

Liquidity and Financial Condition

Working Capital

	At	At
	January 31,	April 30,
	2014	2013	Change
Current Assets	$257,692	$27	$257,665
Current Liabilities	$5,785	$27,872	$(22,087)
Working Capital (Deficit)	$251,907	$(27,845)	$279,752

Cash Flows

	Nine Months Ended January 31,
	2014	2013
Net Cash Used in Operating Activities	$(141,739)	$(3,293)
Net Cash Used by Investing Activities	$(152,079)	$-
Net Cash Used In Financing Activities	$549,953	$-
Net Increase (Decrease) in Cash During the Period	$256,135	$(3,293)

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

Liquidity and Capital Resources

From inception until the date of this filing we have had limited operating activities. Our financial statements from inception (March 29, 2010) through the period ended January 31, 2014, reported revenues of $38,691 and a net loss of $264,804.

Growth of our operations will be based on our ability to internally finance from cash flow and raise equity and/or debt to increase sales and production. Our primary sources of liquidity are: (i) cash from sales of our services; and (ii) financing activities. Our cash balance as of January 31, 2014 was $256,162.

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

Going Concern

As of the nine month period ended January 31, 2014, our company has a loss of $160,070 and an accumulated deficit of $264,804. Our company intends to fund operations through operational cash flow and equity/debt financing arrangements. These sources may be insufficient to fund its capital expenditures, working capital and other cash requirements for the future. In response to these problems, management intends to raise additional funds through increased sales and public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. Our company had $256,162 and $27 in cash and cash equivalents at January 31, 2014 and April 30, 2014, respectively.

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

2,000,000 options were granted as part of a salary agreement, but the options have not been vested as of January 31, 2014. 1,100,000 warrants were issued as part of a stock sale to a new shareholder. Due to the net loss, the options and warrants are not used in the calculation of earnings per share because the options and warrants are considered to be antidilutive.

The following table sets forth the computation of basic and diluted earnings per share:

		Nine Months Ended January 31,
		2014	2013

Net Income (loss) applicable to Common Shares		$(160,070)	$(5,823)

Weighted average common shares outstanding (Basic)		59,447,826	58,437,500
Options		-	-
Warrants		-	-

Weighted average common shares outstanding (Diluted)		59,447,826	58,437,500

Net loss per share (Basic and Diluted)	$	(0.00)	$(0.00)

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

Advertising

Advertising is expensed as incurred. Advertising expense was $18,070 and $0 for the nine months ended January 31, 2014 and 2013, respectively.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit
Number	Description
(3)	(i) Articles of incorporation, (ii) Bylaws
3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement on Form S-1 filed on July 19, 2010)
3.3	Bylaws (Incorporated by reference to our Registration Statement on Form S-1 filed on July 19, 2010)
(10)	Material Contracts
10.1	Employment Agreement dated April 1, 2013 between our company and Michael Palethorpe filed on September 16, 2013
10.2	Exclusive Agent Agreement dated September 1, 2013 between our company and Paywith Worldwide Inc. filed on September 16, 2013
(14)	Code of Ethics
14.1	Code of Ethics (Incorporated by reference to our Annual Report on Form 10-K filed on July 29, 2011)
(31)	Rule 13a-14(d)/15d-14(d) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

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

NEW MEDIA INSIGHT GROUP, INC.

Dated: March 17, 2014	By:	/s/ Michael Palethorpe
Michael Palethorpe
President, Chief Executive Officer, Chief Financial
Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)