Form 10-K
period 2014-04-30
NEW MEDIA INSIGHT GROUP, INC.
filed 2014-07-25
CIK 1493040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2014

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [      ] to [      ]

Commission file number: 000-54718

NEW MEDIA INSIGHT GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-2235001
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

28202 N.58th Street, Cave Creek, AZ,	85331
(Address of principal executive offices)	(Zip Code)

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
Yes [   ]     No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on October 15, 2013, was $5,521,750 based on a $1.30 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

29,768,750 as of July 18, 2014

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

Recent Developments

Amendment of Articles

On March 11, 2014, our company filed a certificate of change (the “Amendment”) to its Certificate of Incorporation with the Secretary of State of the State of Nevada in order to effectuate a one (1) for two (2) reverse split of our company’s shares of common stock, par value $0.001 per share (“Reverse Split”) and (ii)decrease the number of authorized shares of capital stock of our company to 850,000,000 shares of common stock, par value $0.001 per share. The certificate of change has an effective date of March 24, 2014

On February 24, 2014, holders of a majority of the voting power of the outstanding capital stock of our company authorized the Actions. As a result of the reverse stock split, every two shares of our company’s pre-reverse split common stock will be combined and reclassified into one share of our company’s common stock. No fractional shares of common stock will be issued as a result of the reverse stock split. Stockholders who otherwise would be entitled to a fractional share shall receive the next higher number of whole shares.

These amendments have been reviewed by the Financial Industry Regulatory Authority (‘FINRA”) and have been approved for filing with an effective date of April 7, 2014.

The reverse split became effective with the Over-the-Counter Bulletin Board at the opening of trading on April 7, 2014. Our trading symbol is "NMED". Our new CUSIP number is 64704U 306.

Throughout the Form 10-K, each instance that refers to a number of shares of our common stock, refers to the number of shares of common stock after giving effect to the Reverse Split, unless otherwise indicated.

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

Strategic Initiatives

Fully optimized New Media Insight Group (NMIG) website: we are in the late design process to launch our new and fully SEO friendly website. The site will be optimized to rank high on Google, Bing, and Yahoo organic searches in the states of Washington, Oregon, California, Nevada, and Arizona.

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

Number of Employees

On April 1, 2013, we entered into an employment agreement with Michael Palethorpe, our sole director and officer, with an effective date of May 1, 2013. Pursuant to the terms of the employment agreement, Mr. Palethorpe will receive compensation of $6,000 per month for acting as president and chief executive officer of our company, until April 30, 2014 after which the base salary will be reviewed for May 1, 2014 and beyond. Mr. Palethorpe is also entitled to an annual stock option grant equal to 30% of his base salary to be granted at the beginning of the calendar year. The price of the options will be the fair market value of our company’s stock at the time the options are granted and will expire three years after the grant date. Further, Mr. Palethorpe is entitled to receive 2,000,000 stock options upon execution of the employment agreement. These option vest at the rate of 500,000 options every six months at an exercise price of $0.75 per share and expire three years after the date of issuance. As at the date of this report, the vested options have not been converted to common stock.

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

As described in Note 11 of our accompanying financial statements, our auditors have issued a going concern opinion regarding our company. This means there is substantial doubt we can continue as an ongoing business for the next twelve months. The financial statements do not include any adjustments that might result from the uncertainty regarding our ability to continue in business. As such we may have to cease operations and investors could lose part or all of their investment in our company.

We have a minimal operating history and have losses which we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we may suspend or cease operations.

We were incorporated on March 29, 2010, and we have only started our proposed business operations in December 2010 realizing revenues of $38,690 through April 30, 2014. We do not have a sufficient operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception to April 30, 2014, was $348,982. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

Item 2.             Properties

Our company’s address is 28202 N. 58th Street, Cave Creek, AZ 85331 and the telephone number is (480) 275-2294. The executive office is the principle residence of our president, Michael Palethorpe, and our company pays, as per March 2013, a nominal rent of $250 per month. We do not have any formal rental agreement and therefore, this arrangement can be broken by either party at any time, without any prescribed amount of notice. We have access to an office space of approximately 150 sq. ft. that includes computer equipment, fax machine and internet access. We have no intention of finding, in the near future, another office space to rent during the development stage of our company.

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

PART II

Item 5.             Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol “NMED.OB”. However, our common stock has not actively traded since our inception. Accordingly, there is no active market for our securities. The following quotations, obtained from Stockwatch, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	OTC Bulletin Board(1)
Quarter Ended	High	Low
April 30, 2014	$2.50	$1.87
January 31, 2014	$2.60	$1.00
October 31, 2013	$2.70	$2.40
July 31, 2013	$1.60	$1.60
April 30, 2013	$10.00	$1.10
January 31, 2013	$1.10	$1.10
October 31, 2012(2)	$1.10	$1.10
July 31, 2012(2)	$1.10	$1.10
April 30, 2012	$10.00	$0.02

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.
(2)	There were no trades during this period.

Our common shares are issued in registered form. ClearTrust, LLC, 16540 Pointe Village Dr., Suite 206, Lutz, Florida 33558 Telephone: (813) 235-4490; Facsimile: (813) 388-4549 is the registrar and transfer agent for our common shares.

As of July 1, 2014, we had 19 shareholders of record of our common stock and 29,768,750 shares outstanding.

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

Effective May 16, 2013, we entered into a private placement agreement. Pursuant to the agreement, we issued 550,000 units at a purchase price of $1.00 per unit, for total proceeds of $550,000. Each unit consists of one share of the common stock of our company and one common share purchase warrant. Each warrant is non-transferable and is exercisable into one share of the common stock of our company for a period of 24 months from the date of closing at a price of $1.00 per share. These shares were issued to one non-US persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933, as amended.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended April 30, 2014.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended April 30, 2014 and 2013.

Our operating results for the year ended April 30, 2014 and 2013are summarized as follows:

	Year Ended April 30,
	2014	2013
Revenue	$241	$0

Expenses	$806,978	$41,727
Net Loss	$(806,737)	$(41,727)

Revenue

Our company earned its initial revenues starting in the third quarter of the fiscal year ended April 30, 2011. The revenues were from the sale of website designs, search engine optimization programs, and viral social media marketing campaigns, and were recognized upon the completion of these programs. We earned revenues of $241 for the year ended April 30, 2014 compared to revenues of $0 for the year ended April 30, 2013. Increased revenues in 2014 can be attributed to discounts. A conscious decision on the part of the directors is to retrench their efforts and spend the requisite time needed to both understand and exploit the burgeoning use of mobile technology. Until our re-sharpened efforts gain traction, growth will remain slow.

Expenses

Our total expenses for the year ended April 30, 2014 and 2013 are outlined in the table below:

	Year Ended April 30,
	2014	2013
Selling and advertising	$38,936	$0
Depreciation and amortization	$66,978	$0
Directors Salaries	$78,529	$0
Stock Compensation	$562,489	$0
General and administrative	$12,023	$13,423
Professional fees	$48,023	$28,304
Total	$806,978	$41,727

Our total expenses for those two fiscal years were therefore roughly equivalent, with decrease in our general and administrative fees for the fiscal year ended April 30, 2013 offset by the increase in our selling and advertising fees.

Liquidity and Financial Condition

Working Capital

	At		At
	April 30,		April 30,	Change
	2014		2013
Current Assets	$210,099		$27	$210,072
Current Liabilities	$17,293		$27,872	$(10,579)
Working Capital (deficit)	$192,806	$	(27,845)	$220,651

Cash Flows

	Year Ended	Year Ended
	April 30,	April 30,
	2014	2013
Net Cash Used in Operating Activities	$(192,120)	$(3,916)
Net Cash Used by Investing Activities	$(152,079)	$-
Net Cash Provided by (Used In) Financing Activities	$554,271	$(650)
Net Increase (Decrease) in Cash During the Period	$210,072	$(3,266)

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

Liquidity and Capital Resources

We received our initial funding of $10,000 through the sale of common stock to David Carpenter, a former director and officer of our company, who purchased 8,500,000 shares of common stock at $0.00058 on March 29, 2010, and Mike Hay, a former director and officer of our company, who purchased 8,500,000 shares of common stock at $0.00058 on May 10, 2010. In June 2010, we received $14,500 from 8 unrelated shareholders who purchased 3,081,250 shares of our common stock at $0.0047 per share. From November 2010 to January 2011, we raised $43,000 from our post-effective amendment on Form S-1, from the sale of 9,137,500 shares to 24 unaffiliated investors. In May 2013, we received $550,000 from 1 non-US shareholder who purchased 550,000 shares of our common stock at $0.002 per share. From inception until the date of this filing we have had limited operating activities. Our financial statements from inception (March 29, 2010) through the period ended April 30, 2014, reported revenues of $38,690 and a net loss of $911,471.

Growth of our operations will be based on our ability to internally finance from cash flow and raise equity and/or debt to increase sales and production. Our primary sources of liquidity are: (i) cash from sales of our services; and (ii) financing activities. Our cash balance as of April 30, 2014 was $210,099.

Limited Operating History; Need for Additional Capital

The report of our auditors on our audited financial statements for the fiscal year ended April 30, 2014, contains a going concern qualification as we have suffered losses since our inception. We have minimal assets and have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow it to continue as a going concern. Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations.

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

At present, we do have just enough cash on hand to cover operating costs for the next 12 months.

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
  Extensive social media marketing including the leveraging of Facebook, and Twitter;
  Corporate Website (http://www.newmediainsights.com)
  CloudPay Website (http://cloudpayit.com)
  mCards Website (http://www.mcards.net)
  Facebook(https://www.facebook.com/NewMediaInsights);
  Twitter (https://twitter.com/mCardNetwork);
  Twitter (https://twitter.com/NewInMedia);

As our business is a hyper local marketing and communications company, we are able to complete most of our marketing initiatives without incurring additional outside expenses by completing the work internally hence being able to keep our advertising and marketing costs to a minimum. Over the next 12 months, we anticipate that our company will require funds of approximately $192,000 to meet our working capital requirements.

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

Going Concern

As of April 30, 2014, our company has an annual loss of $806,737 and an accumulated deficit of $911,471. Our company intends to fund operations through operational cash flow and equity/debt financing arrangements. These sources may be insufficient to fund its capital expenditures, working capital and other cash requirements for the future. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. Our company had $210,049 and $27 in cash and cash equivalents at April 30, 2014 and 2013, respectively.

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

Sales and Advertising

The costs of sales and advertising are expensed as incurred. Sales and advertising expense was $38,936 and $0 for the year ended April 30, 2014 and 2013, respectively.

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

Item 8.             Financial Statements and Supplementary Data

NEW MEDIA INSIGHT GROUP, INC.

INDEX TO AUDITED FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 29, 2010 (INCEPTION) TO APRIL 30, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
New Media Insight Group

We have audited the accompanying balance sheet of New Media Insight Group (a development stage company) as of April 30, 2014 and 2013, and the related statement of operations, stockholders’ deficiency, and cash flows from Inception (March 29, 2010) through April 30, 2014 and the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Media Insight Group as from Inception (March 29, 2010) through April 30, 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are described in Note 6.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants
Clearwater, Florida
July 18, 2014

PCAOB Registered
AICPA Member

New Media Insight Group, Inc.
(A Development Stage Company)
Balance Sheets
As at April 30, 2014 and 2013

	2014	2013

ASSETS
Current Assets
Cash	$210,099	$27

Total Current Assets	210,099	27
Intangible asset, net	83,334	0
Property and Equipment, net	1,767	0
TOTAL ASSETS	$295,200	$27

LIABILITIES AND STOCKHOLDERS’ EQUTIY

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$12,372	$27,222
Due to related party (note 9)	4,921	650
Total Current Liabilities	17,293	27,872

TOTAL LIABILITIES	17,293	27,872

STOCKHOLDERS’ EQUITY (note 3)
Preferred stock, par value $0.001, 25,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, par value $0.001, 850,000,000 shares authorized, 29,768,750 and 29,218,750 shares issued and outstanding for April 30, 2014 and 2013	29,769	29,219
Additional paid-in capital	1,159,609	47,670
Accumulated deficit	(911,471)	(104,734)
Total Stockholders’ Equity	277,907	(27,845)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$295,200	$27

The accompanying notes are an integral part of these financial statements.

New Media Insight Group, Inc.
(A Development Stage Company)
Statements of Operations

			Cumulative
			From Inception
			(March 29, 2010) to
	Year Ended April 30,		April 30,
	2014	2013	2014

REVENUES:	$241	$0	$38,690

OPERATING EXPENSES:
Selling and Advertising	38,936	0	68,036
Depreciation and Amortization	66,978	0	66,978
Officer Salary including payroll taxes	78,529	0	78,529
Stock Compensation	562,489	0	562,489
General and administrative	12,023	13,423	36,199
Professional fees	48,023	28,304	137,930

Total Operating Expenses	806,978	41,727	950,161

NET LOSS	$(806,737)	$(41,727)	$(911,471)

Basic and Diluted Loss per Common Share	$(0.027)	$(0.001)

Weighted Average Number of Common Shares Outstanding	29,746,147	29,218,750

The accompanying notes are an integral part of these financial statements.

New Media Insight Group, Inc.
(A Development Stage Company)
Statements of Changes in Stockholders’ Equity
For the Period Beginning March 29, 2010 (Inception) to April 30, 2014

			Additional		Total
	Common Shares		Paid-In		Stockholders’
			Capital	Deficit
	Shares	Amount			Equity

Balance- March 29, 2010 (Inception)	-	$-	$-	$-	$-

Common shares issued for cash at $0.0006 per share	8,500,000	8,500	(3,500)		5,000

Loss for the period	-	-	-	(1,844)	(1,844)

Balance – April 30, 2010	8,500,000	8,500	(3,500)	(1,844)	3,156

	8,500,000		(3,500)	-	5,000

Common shares issued for cash at $0.0006 per share		8,500

Common shares issued for cash at $0.005 per share	12,218,750	12,219	45,281	-	57,500

Loss for the year				(24,374)	(24,374)

Balance – April 30, 2011	29,218,750	29,219	38,281	(26,218)	41,282

Loss for the year				(36,789)	(36,789)

Balance – April 30, 2012	29,218,750	29,219	38,281	(63,007)	4,493

Capital Contr. by S/H			9,389		9,389

Loss for the year				(41,727)	(41,727)

Balance – April 30, 2013	29,218,750	29,219	47,670	(104,734)	(27,845)

Common shares issued for cash at $1.00 per share	550,000	550	549,450	-	550,000

Stock options issued to CEO			562,489		562,489

Loss for the period				(806,737)	(806,737)

Balance – April 30, 2014	29,768,750	$29,769	$1,159,609	$(911,471)	$277,907

The accompanying notes are an integral part of these financial statements.

New Media Insight Group, Inc.
(A Development Stage Company)
Statements of Cash Flows

			Cumulative
			From Inception
			(March 29, 2010) to
	Year Ended April 30,		April 30,
	2014	2013	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(806,737)	$(41,727)	(911,471)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and Amortization:	$66,978		66,978
Expenses paid by shareholder	-	9,389	9,389
Stock Compensation	562,489		562,489
Changes in operating assets and Liabilities:
Decrease (increase) in accounts receivable	-	5,175	-
Increase (decrease)in accounts payable and accrued liabilities	(14,850)	23,247	12,372
Net cash used in operating activities	(192,120)	(3,916)	(260,243)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of intangible Asset	(150,000)	-	(150,000)
Purchase of Property and Equipment	(2,079)	-	(2,079)
Net cash provided by (used in) investing activities	(152,079)	-	(152,079)

CASH FLOWS FROM FINANCING ACTIVITIES

Advance from (payments to) related party	4,271	650	4,921
Issuance of common stock for cash	550,000	-	617,500
Net cash provided by (used in) financing activities	554,271	650	622,421

Net increase (decrease) in cash and cash equivalents	210,072	(3,266)	210,099

Cash and cash equivalents - beginning of period	27	3,293	-

Cash and cash equivalents - end of period	$210,099	$27	210 ,099

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	-
Cash paid for income taxes	$-	$-	-

The accompanying notes are an integral part of these financials.

New Media Insight Group, Inc.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2014 and 2013

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $210,099 and $27 in cash and cash equivalents at April 30, 2014 and 2013, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended April 30,
	2014	2013

Net loss applicable to Common Shares	$(806,737)	$(41,727)

Weighted average common shares outstanding (Basic)	29,746,147	29,218,750
Options	-	-
Warrants	-	-

Weighted average common shares outstanding (Diluted)	29,746,147	29,218,750

Net loss per share (Basic and Diluted)	$(0.027)	$(0.001)

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

Sales and Advertising

The costs of sales and advertising are expensed as incurred. Sales and advertising expense was $38,936 and $0 for the year ended April 30, 2014 and 2013, respectively.

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

Stock-based Compensation

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant, using assumptions for volatility, expected term, risk-free interest rate and dividend yield. We have used one grouping for the assumptions as our option grants were primarily basic with similar characteristics. The expected term of options granted has been derived based upon our history of actual exercise behavior and represents the period of time that options granted were expected to be outstanding. Historical data was also used to estimate option exercises and employee terminations. Estimated volatility was based upon our historical market price at consistent points in a period equal to the expected life of the options. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant and the dividend yield was based on the historical dividend yield. Compensation expense for stock based compensation is recognized over the vesting period.

NOTE 3.        CAPITAL STOCK

Authorized Stock

The Company has authorized 850,000,000 common shares and 25,000,000 preferred shares, both with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Share Issuance

On March 11, 2014, the Company filed a certificate of amendment (the “Amendment”) to its Certificate of Incorporation with the Secretary of State of the State of Nevada in order to effectuate a two (2) for one (1) reverse split of the Company’s shares of common stock, par value $0.001 per share (“Reverse Split”) and (ii)decrease the number of authorized shares of capital stock of the Company to 850,000,000 shares of common stock, par value $0.001 per share. The certificate of Change has an effective date of March 24, 2014 On February 24, 2014, holders of a majority of the voting power of the outstanding capital stock of the Company authorized the Actions. As a result of the reverse stock split, every two shares of the Company’s pre-reverse split common stock will be combined and reclassified into one share of the Company’s common stock. No fractional shares of common stock will be issued as a result of the reverse stock split. Stockholders who otherwise would be entitled to a fractional share shall receive the next higher number of whole shares.

These amendments have been reviewed by the Financial Industry Regulatory Authority (‘FINRA”) and have been approved for filing with an effective date of April 7, 2014.

The reverse split became effective with the Over-the-Counter Bulletin Board at the opening of trading on April 7, 2014. Our trading symbol is "NMED". Our new CUSIP number is 64704U 306.

Since inception (March 29, 2010), the Company has issued 17,000,000 common shares at $0.0006 per share for $10,000 in cash, and 12,218,750 common shares at $0.005 per share for $57,500 in cash. Effective May 16, 2013, we entered into a private placement agreement with one person for the issuance of 550,000 common shares at a purchase price of $1.00 per share, for $550,000 in cash, for total proceeds of $617,500. The total value of common stock is $29,769 and Capital in excess of par value is $587,731.

There were 29,768,750 and 29,218,750 common shares issued and outstanding at April 31, 2014 and 2013 respectively.

There are no preferred shares outstanding.

NOTE 4.        EMPLOYMENT AGREEMENT

Currently we have an employment agreement, effective May 1, 2013, with Michael Palethorpe, our sole director and officer. Pursuant to the terms of the employment agreement, Mr. Palethorpe was granted 2,000,000 stock options, which vest at a rate of 500,000 every 6 months. Each option has an exercise price of $0.75 and will expire after three years.

Pursuant to the terms of the Employment Agreement, Michael Palethorpe is entitled to an annual stock option grant equal to 30% of his base salary to be granted at the beginning of the calendar year. The value of the Annual Options is $21,600. Currently 13,500 options have been granted.

NOTE 5.        PROPERTY AND EQUIPMENT

The following table summarizes the property and Equipment at April 30, 2014.

	April 30

	2014	2013
Property and Equipment	2,079	0
Acc. Depreciation	312	0
	1,767	0

In the year ending April 30, 2014, the depreciation is $312, compared to nil in 2013

NOTE 6.        INTANGIBLE ASSET

The following table summarizes the Intangible Asset at April 30, 2014.

	April 30

	2014	2013
Intangible Asset	150,000	0
Acc. Amortization	66,666	0
	83,334	0

In the year ending April 30, 2014, the amortization is $66,666, compared to nil in 2013.

NOTE 7.        OPTIONS

The options have been granted in conjunction with an employment agreement. The year ended April 30, 2014 issued 2,013,500 options. At April 30, 2014 no options had expired. The options had $0.05 intrinsic value at April 30, 2014.

The following table summarizes the options at April 30, 2014.

		Weighted
	Number	Average	Weighted
	of Stock	Remaining	Average	Actual	Weighted
Exercise	Options	Contractual	Exercise	Number	Average
Prices	Outstanding	Life (Years)	Price	Exercisable	Exercise Price
$0.75	2,013,500	3.13	$0.75	504,500	$0.75
	2,013,500	3.13	$0.75	504,500	$0.75

Transactions involving the Company’s option issuance are summarized as follows:

		Weighted
	Number of	Average Price
	Stock Options	Per Share
Outstanding at April 30, 2013	-	-
Granted	2,013,500	$0.75
Exercised	-	-
Cancel or expired	-	-
Outstanding at April 30, 2014	2,013,500	$0.75
Options yet to be vested	1,509,000
Options vested at April 30, 2014	504,500

Due to these options, the company recognized and expensed stock compensation of $562,489 and increased paid in capital by $562,489

NOTE 8.        WARRANTS

The warrants were issued in conjunction with certain common stock offerings and no warrant expense was during the nine months ended April 30, 2014. For the year ended April 30, 2014 issued 1,100,000 warrants. Warrants expire in two years. As April 30, 2014 no warrants had expired. The warrants had $0.20 intrinsic value at April 30, 2014.

The following table summarizes the stock purchase warrants at April 30, 2014.

		Weighted
		Average	Weighted
	Number	Remaining	Average	Actual	Weighted
Exercise	of Warrants	Contractual	Exercise	Number	Average
Prices	Outstanding	Life (Years)	Price	Exercisable	Exercise Price
$1.00	1,1,00,000	1.50	$1.00	1,100,000	$1.00
	1,100,000	1.50	$1.00	1,100,000	$1.00

Transactions involving the Company’s warrants issuance are summarized as follows:

Weighted
	Number of	Average Price
	Warrants	Per Share
Outstanding at April 30, 2013	-	-
Granted	1,100,000	$1.00
Exercised	-	-
Cancel or expired	-	-
Outstanding at April 30, 2014	1,100,000	$1.00

All warrants will expire by May 16, 2014.

NOTE 9.        INCOME TAXES

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

Minimal deferred tax assets arising as a result of net operation loss carry forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carry forwards generated during the period from March 29, 2010 (date of inception) through April 30, 2014 of $911,471 will begin to expire in 2031. Accordingly, deferred tax liability of approximately $319,000 (assuming an effective maximum statutory rate of 35%) were offset by the valuation allowance that increased by approximately $282,300 and $14,600 for the year ended April 30, 2014 and 2013, respectively.

The Company follows the provisions of uncertain tax positions. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at April 30, 2014 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at April 30, 2013. The open tax years are from 2010 through 2014.

NOTE 10.      DUE TO RELATED PARTY

As at April 30, 2014 and 2013, the Company was obligated to a director, who is also an officer, for a non-interest bearing demand loan with a balance of $4,921 and $650, respectively.

NOTE 11.      GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at April 30, 2014, the Company had a loss from operations, for the year ended, of $806,737, an accumulated deficit of $911,471, and working capital of $192,806 and has earned $38,690 in revenues since inception. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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

NOTE 12.      SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued. No subsequent events exist.

Item 9.             Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods. On December 17, 2012, the audit firm of Drake & Klein CPAs changed its name to DKM Certified Public Accountants. The change was reported to the PCAOB as a change of name. This is not a change of auditors for our company.

Item 9A.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report on Form 10-K (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. With the participation of our chief executive and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2014, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based upon such evaluation, our management concluded that we did not maintain effective controls over the control environment. The Board of Directors does not have any independent members and no director qualifies as an audit committee financial expert as defined in Item 207(d)(5)(ii) of Regulation S-B. Currently we do not have the available personnel for proper segregation of duties. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended April 30, 2014, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.           Other Information

None.

PART III

Item 10.           Directors and Executive Officers and Corporate Governance

Directors and Executive Officers

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Michael Palethorpe	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	44	December 31, 2012

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

In 2008, Michael Palethorpe was the top US account manager with Metasoft Systems, a world leader in Foundation funding for charities, and he vastly expanded their reach and scope in the non-profit world. From 2009 to 2011 Mr. Palethorpe managed a team of account managers with substantial sales. He has over 25 years’ experience in various capacities of both for-profit and non-profit organizations.

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
  full, fair, accurate, timely and understandable disclosure in all reports and documents that our company files with, or submits to, the SEC and in other public communications made by our company that are within the senior officer’s area of responsibility;
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

Nomination Process

As of April 30, 2014, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

Item 11.           Executive Compensation

The particulars of the compensation paid to the following person at the end of the years ended April 30, 2014 and 2013:

principal executive officer;

who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Michael Palethorpe(1) President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	2014 2013	72,000 0	0 0	0 0	1,271,000 0	0 0	0 0	0 0	1,343,000 0

(1)	Michael Palethorpe was appointed as our president, chief executive officer, chief financial officer, secretary, treasurer and director on December 31, 2012.

Narrative Disclosure to Summary Compensation Table

Currently we have an employment agreement, effective May 1, 2013, with Michael Palethorpe, for acting as president and chief executive officer of our company. Pursuant to the terms of the employment agreement, Mr. Palethorpe, has been granted 2,000,000 stock options, which vest at a rate of 500,000 options every 6 months. Each option has an exercise price of $0.75 and will expire after three years. As at the date of this report, the vested options have not been converted to common stock.

Michael Palethorpe was awarded $72,000 in the year ended April 30, 2014 and $12,000 for his March and April 2013 services, in his capacity as an officer.

Stock Option Plan

Pursuant to the terms of the Employment Agreement, Michael Palethorpe is entitled to an annual stock option grant equal to 30% of his base salary to be granted at the beginning of the calendar year. The value of the Annual Options is $21,600. Currently 13,500 options have been granted.

Stock Options/SAR Grants

Effective May 1, 2013, we granted 2,000,000 stock options to Michael Palethorpe, pursuant to the terms of his employment agreement. The stock options vest at a rate of 500,000 options every 6 months. Each option has an exercise price of $0.75 and will expire after three years. As at the date of this report, the vested options have not been converted to common stock. As of the date of this report 1,000,000 options have vested and are eligible for exercise.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended April 30, 2014.

Option Exercises and Stock Vested

During our fiscal year ended April 30, 2014 there were no options exercised by our named officers.

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

Item 12.           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of July 1, 2013, by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class
Michael Palethorpe(2) 28202 N. 58th Street Cave Creek, AZ 85331	1,000,000 (3)	3,36%
Directors and Executive Officers as a Group	1,000,000 (3)	3,36%
David Carpenter(4) PO Box 4132 Kailua-Kona, HI 96745	8,500,000 common shares	29%
Michael Hay(5) PO Box 4132 Kailua-Kona, HI 96745	8,500,000 common shares	29%
Other Shareholders	12,768,750	58%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 1, 2014. As of J June 1, 2014 there were 29,768,750 shares of our company’s common stock issued and outstanding.

(2)	Michael Palethorpe is our company’s president, chief executive officer, chief financial officer, treasurer, secretary and director.
(3)	Includes options to acquire 1,000,000 shares of common stock of our company by Michael Palethorpe within 60 days.
(4)	David Carpenter is a former officer and director of our company;
(5)	Michael Hay is a former officer and director of our company.

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

As of April 30, 2014, our company was obligated to Michael Palethorpe for a non-interest bearing demand loan with a balance of $4,921.

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

	Year Ended April 30,
	2014	2013
Audit Fees (1)	$9,000	$7,500
Audit Related Fees (2)	$0	$0
Tax Fees (3)	$1,100	$0
All Other Fees (4)	$0	$0
Total	$10,100	$7,500

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

(3)	Tax fees consist of fees billed for professional services relating to tax return, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services.

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

Item 15.           Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit No.	Description
(3)	(i) Articles of Incorporation, (ii) Bylaws

3.1	Articles of Incorporation of Registrant (incorporated by reference to our Registration Statement on Form S-1 filed on July 19, 2010)

3.2	By-Laws (incorporated by reference to our Registration Statement on Form S-1 filed on July 19, 2010)

3.3	Amended and Revised By-Laws (incorporated by reference to our Current Report on Form 8-K filed on July 8, 2011)

3.4	Certificate of Change (incorporated by reference to our Current Report on Form 8-K filed on April 19, 2013)

3.5	Certificate of Change (incorporated by reference to our Current Report on Form 8-K filed on April 4, 2014)

Exhibit No.	Description
(10)	Material Contracts

10.1	Form of Subscription Agreement (incorporated by reference to our Current Report on Form 8-K filed on May 17, 2013)

10.2	Exclusive Agency Agreement dated September 1, 2013 with Paywith Worldwide Inc. (incorporated by reference to our Current Report on Form 8-K filed on September 3, 2013)

10.3	Employment Agreement dated April 1, 2013 with Michael Palethorpe (incorporated by reference to our Quarterly Report on Form 10-Q filed on September 16, 2013)

(14)	Code of Ethics

14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed on July 29, 2011)

(31)	Rule 13a-14(d)/15d-14(d) Certifications

31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

(32)	Section 1350 Certifications

32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

101**	Interactive Data Files

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

NEW MEDIA INSIGHT GROUP, INC.
(Registrant)

Dated: July 22, 2013	/s/ Michael Palethorpe
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

Dated: July 22, 2013	/s/ Michael Palethorpe
Michael Palethorpe
President, Chief Executive Officer, Chief Financial
Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer, and Principal Accounting Officer)