Form 10-Q
period 2014-07-31
NEW MEDIA INSIGHT GROUP, INC.
filed 2014-09-05
CIK 1493040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

or

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
Yes [   ]      No [X ]

As of September 2, 2014 there were 29,768,750 shares of the issuer’s common stock, par value $0.001, outstanding.

NEW MEDIA INSIGHT GROUP, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2014

PART I – FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in our company's Form 10-K filed with the SEC on July 25, 2014. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ended April 30, 2015.

INDEX TO INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JULY 31, 2014

(UNAUDITED)

New Media Insight Group, Inc.
Balance Sheets

	As at	As at
	July 31,	April 30,
	2014	2014
	(Unaudited)
ASSETS
Current Assets
Cash	$130,763	$210,099

Total Current Assets	130,763	210,099
Intangible Asset, net	58,334	83,334
Property and Equipment, net	1,635	1,767

TOTAL ASSETS	$190,732	$295,200

LIABILITIES AND STOCKHOLDERS’ EQUTIY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$6,644	$12,372
Due to related party	600	4,921
Total Current Liabilities	7,244	17,293

TOTAL LIABILITIES	7,244	17,293

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $0.001, 25,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, par value $0.001, 850,000,000 shares authorized, 29,768,750 shares issued and outstanding	29,769	29,769
Additional paid-in capital	1,159,609	1,159,609
Accumulated deficit	(1,005,890)	(911,471)
Total Stockholders’ Equity (Deficit)	183,488	277,907

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$190,732	$295,200

The accompanying notes are an integral part of these financial statements.

New Media Insight Group, Inc.
Interim Statements of Operations
(Unaudited)

	Three Months Ended July 31,

	2014	2013

REVENUES:	$-	$241

OPERATING EXPENSES:
Selling and advertising	28,296	-
General and administrative	3,582	1,531
Officer Salary including payroll taxes	19,377	19,594
Stock Compensation	-	-
Depreciation and Amortization	25,132	78
Travel Cost	3,466
Professional fees	14,566	14,578
Total Operating Expenses	94,419	35,781

Other income and expense	-	-

NET INCOME (LOSS)	$(94,419)	$(35,540)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)

Number of Common Weighted Shares Outstanding	29,768,750	29,218,750

The accompanying notes are an integral part of these financial statements.

New Media Insight Group, Inc.
Interim Statements of Changes in Stockholders’ Equity (Deficit)
For the Period Ended July 31, 2014

			Additional		Total
	Common Shares		Paid-In		Stockholders’
			Capital	Deficit
	Shares	Amount			Equity

Balance – April 30, 2014	29,768,750	$29,769	$1,159,609	$(911,471)	$277,907

Loss for the period				(94,419)	(94,419)

Balance – July 31, 2014	29,768,750	$29,769	$1,159,609	$(1,005,890)	183,488

The accompanying notes are an integral part of these financial statements.

New Media Insight Group, Inc.
Interim Statements of Cash Flows
(Unaudited)

	Three Months Ended July 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(94,419)	$(35,540)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and Amortization	25,132	78
Expenses paid by shareholder	-	-
Stock Compensation	-	-
Changes in operating assets and Liabilities:
Decrease in accounts receivable	-	-
Increase (decrease) in accounts payable and accrued liabilities	(5,728)	(9,918)
Net cash used in operating activities	(75,015)	(45,380)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible Asset	-	(150,000)
Purchase of property or Equipment	-	(2,079)
Net cash provided by (used in) investing activities	-	(152,079)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from (payments to) related party	(4,321)	11,696
Issuance of common stock for cash	-	550,000
Net cash provided by (used in) financing activities	(4,321)	561,696

Net increase (decrease) in cash and cash equivalents	(79,336)	364,237

Cash and cash equivalents - beginning of period	210,099	27

Cash and cash equivalents - end of period	$130,763	$364,264

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

New Media Insight Group, Inc.
Notes to Interim Financial Statements
July 31, 2014
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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $130,763 and $210,099 in cash and cash equivalents at July 31, 2014 and April 30, 2014, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended July 31,

	2014	2013

Net Income (loss) applicable to Common Shares	$(94,419)	$(35,540)

Weighted average common shares
Outstanding (Basic)	29,768,750	29,218,750
Options	-	-
Warrants	-	-
Weighted average common shares
Outstanding (Diluted)	29,768,750	29,218,750

Net loss per share (Basic and Diluted)	$(0.00)	$(0.00)

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

Sales and Advertising

The costs of sales and advertising are expensed as incurred. Sales and advertising expense was 28,296 and $0 for the periods ended July 31, 2014 and 2013, respectively.

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

Recent Accounting Pronouncements

The ASU pronouncement 2014-10 (Development Stage) which eliminates certain financial reporting requirements has been adopted. Management has considered all recent accounting pronouncements issued since the last audit of our consolidated financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

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

Effective May 16, 2013, we entered into a private placement agreement with one person for the issuance of 550,000 common shares at a purchase price of $1.00 per share, for $550,000 in cash, for total proceeds of $617,500. The total value of common stock is $29,769 and Capital in excess of par value is $597,121.

There were 29,768,750 and 29,218,750 common shares issued and outstanding at July 31, 2014 and 2013 respectively.

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

NOTE 5.           PROPERTY AND EQUIPMENT

The following table summarizes the Property and Equipment

	July 31, 2014	July 31, 2013
Property and Equipment	2,079	2,079
Acc. Depreciation	444	312
	1,635	1,767

In the period ending July 31, 2014, the depreciation is $132, compared to $78 in 2013

NOTE 6.           INTANGIBLE ASSET

The following table summarizes the Intangible Asset:

	July 31, 2014	July 31, 2013
Intangible Asset	150,000	150,000
Acc. Amortization	91,666	66,666
	58,334	83,334

In the period ending July 31, 2014, the amortization is $25,000, compared to nil in 2013.

NOTE 7.           OPTIONS

The options have been granted in conjunction with an employment agreement. The year ended April 30, 2014 issued 2,013,500 options. At July 31, 2014 no options have expired. The options had $0.05 intrinsic value at July 31, 2014.

The following table summarizes the options at July 31, 2014.

		Weighted
	Number	Average	Weighted
	of Stock	Remaining	Average	Actual	Weighted
Exercise	Options	Contractual	Exercise	Number	Average
Prices	Outstanding	Life (Years)	Price	Exercisable	Exercise Price
$0.75	2,013,500	3.13	$0.75	504,500	$0.75
	2,013,500	3.13	$0.75	504,500	$0.75

Transactions involving the Company’s option issuance are summarized as follows:

		Weighted
	Number of	Average Price
	Stock Options	Per Share
Outstanding at April 30, 2014	2,013,500	$0.75
Granted	-	-
Exercised	-	-
Cancel or expired	-	-
Outstanding at July 31, 2014	2,013,500	$0.75
Options yet to be vested	1,509,000
Options vested at July 31, 2014	504,500

NOTE 8.           WARRANTS

The warrants were issued in conjunction with certain common stock offerings and no warrant expense was recognized during the three months ended July 31, 2014. For the year ended April 30, 2014 the company issued 1,100,000 warrants. The warrants expire in two years. As at July 31, 2014 no warrants had expired. The warrants had $0.20 intrinsic value at July 31, 2014.

The following table summarizes the stock purchase warrants at July 31, 2014.

		Weighted
		Average	Weighted
	Number	Remaining	Average	Actual	Weighted
Exercise	of Warrants	Contractual	Exercise	Number	Average
Prices	Outstanding	Life (Years)	Price	Exercisable	Exercise Price
$1.00	1,1,00,000	1.50	$1.00	1,100,000	$1.00
	1,100,000	1.50	$1.00	1,100,000	$1.00

Transactions involving the Company’s warrants issuance are summarized as follows:

Weighted
	Number of	Average Price
	Warrants	Per Share
Outstanding at April 30, 2014	1,100,000	$1.00
Granted	-	-
Exercised	-	-
Cancel or expired	-	-
Outstanding at July 31, 2014	1,100,000	$1.00

All warrants will expire by May 16, 2015.

NOTE 9.           PROVISION FOR INCOME TAXES

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

The Company has no tax position at July 31, 2014 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at July 31, 2014. The open tax years with the Internal Revenue Service are April 30, 2010 through 2014

NOTE 10.         DUE TO RELATED PARTY

During the period ended July 31, 2014, a director and officer, provided a non-interest bearing demand loan with a balance of $600.

NOTE 11.         GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at July 31, 2014, the Company had a loss from operations, for the period ended, of $94,419, an accumulated deficit of $1,005,890, and working capital of $123,519 and has earned $38,690 in revenues since inception. The Company has not yet established an ongoing source of revenues to cover its growth and operating costs.

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

Effective September 1, 2013, our company entered into an exclusive agency agreement with Paywith Worldwide Inc., pursuant to which our company will market a new and revolutionary product called mCards (mobile cards) throughout the entire United States with exclusivity and ownership in the following territories; Arizona, Colorado, Nevada, Oregon, Utah and Washington. Pursuant to the agreement, our company will generate revenue associated with every mCard transaction that takes place using the mCardNetwork. Under the agreement, our company has not achieved its obligations to Paywith, but will continue its efforts to sign merchant agreements. Discussions with Paywith are ongoing in a solid relationship.

Our company has paid $150,000 to Paywith for the exclusive rights mentioned above.

On April 1, 2013, we entered into an employment agreement with Michael Palethorpe, our sole director and officer, with an effective date of May 1, 2013. Pursuant to the terms of the employment agreement, Mr. Palethorpe will receive compensation of $6,000 per month. The base salary is in the process of being reviewed. Mr. Palethorpe is also entitled to an annual stock option grant equal to 30% of his base salary to be granted at the beginning of the calendar year. The price of the options will be the fair market value of the company’s stock at the time the options are granted and will expire three years after the grant date. Further, Mr. Palethorpe is entitled to receive 2,000,000 stock options upon execution of the employment agreement. These option vest at the rate of 500,000 options every six months at an exercise price of $0.75 per share and expire three years after the date of issuance. As of the date of this report, we have not yet issued these stock options to Mr. Palethorpe.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended April 30, 2014.

Our operating results for the three month periods ended July 31, 2014 and 2013 are summarized as follows:

	Three Months Ended July 31,
	2014	2013
Revenue	$-	$241
Operating Expenses	$94,419	$35,781
Operating Loss	$(94,419)	$(35,540)

Revenue

Our company earned its initial revenues starting in the third quarter of the fiscal year ended April 30, 2011. The revenues were from the sale of website designs, search engine optimization programs, and viral social media marketing campaigns, and were recognized upon the completion of these programs. We earned revenues of $0 for the three months ended July 31, 2014 compared to revenues of $241 for the three months ended July 31, 2013. Minimal revenues in 2014 can be attributed to a conscious decision on the part of our directors to retrench their efforts and spend the requisite time needed to both understand and exploit the burgeoning use of mobile technology. Until our re-sharpened efforts gain traction, growth will remain slow.

Expenses

Our total expenses for the three month periods ended July 31, 2014 and 2012 are outlined in the table below:

	Three Months Ended July 31,
	2014	2013
Selling and Advertising	$28,296	-
General and administrative	$3,582	1,531
Officer Salary	$19,377	19,594
Amortization/Depreciation	$25,132	78
Travel Cost	$3,466	-
Professional fees	$14,566	14,578
Total	$94,419	35,781

Expenses for the three month period ended July 31, 2014, increased substantially compared to the comparative period in 2013. The increases for the three month period ended July 31, 2014 were primarily as a result of a significant increase in selling and advertising cost and amortization due to an exclusive agency agreement with a company in the business of developing and operating an internet based marketing platform.

Liquidity and Financial Condition

Working Capital

	At	At
	July 31,	April 30,
	2014	2014	Change
Current Assets	$130,763	$210,099	$(79,336)
Current Liabilities	$7,244	$17,293	$(10,049)
Working Capital (Deficit)	$123,519	$192,806	$(69,287)

Cash Flows

	Three Months Ended July 31,
	2014	2013
Net Cash Used in Operating Activities	$(75,015)	$(45,380	) )
Net Cash Used by Investing Activities	$-	$(152,079)
Net Cash Used In Financing Activities	$(4,321)	$561,696
Net Increase (Decrease) in Cash During the Period	$(79,336)	$364,237

We require additional funds to fund our budgeted expenses in the near future. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable. Additionally, there is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

Liquidity and Capital Resources

Growth of our operations will be based on our ability to internally finance from cash flow and raise equity and/or debt to increase sales and production. Our primary sources of liquidity are: (i) cash from sales of our services; and (ii) financing activities. Our cash balance as of July 31, 2014 was $130,763.

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

We expect to continue a number of marketing initiatives that we started last quarter including the following:

  Continued development of a fully optimized website
  Embrace the use and expansion of mobile marketing technology
  Extensive social media marketing including the leveraging of Facebook, Twitter, LinkedIn, and You Tube
  Facebook( https://www.facebook.com/pages/New-Media-Insight-Group/136275216429613)
  Twitter (http://twitter.com/NMIGroup)
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

Going Concern

As of the three month period ended July 31, 2014, our company has a loss of $94,419 and an accumulated deficit of $1,005,890. Our company intends to fund operations through operational cash flow and equity/debt financing arrangements. These sources may be insufficient to fund its capital expenditures, working capital and other cash requirements for the future. In response to these problems, management intends to raise additional funds through increased sales and public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. Our company had $130,763 and $210,099 in cash and cash equivalents at July 31, 2014 and April 30, 2014, respectively.

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

None.

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

NEW MEDIA INSIGHT GROUP, INC.

Dated: September 4, 2014	By:	/s/ Michael Palethorpe
Michael Palethorpe
President, Chief Executive Officer, Chief Financial
Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)