Form 10-Q
period 2014-10-31
NEW MEDIA INSIGHT GROUP, INC.
filed 2014-12-12
CIK 1493040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

or

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
Yes [   ]      No [X ]

As of November 16, 2014 there were 29,768,750 shares of the issuer’s common stock, par value $0.001, outstanding.

NEW MEDIA INSIGHT GROUP, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2014

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

INDEX TO INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED OCTOBER 31, 2014

(UNAUDITED)

New Media Insight Group, Inc.
Balance Sheets

	As at	As at
	October 31,	April 30,
	2014	2014
	(Unaudited)
ASSETS
Current Assets
Cash	$51,734	$210,099

Total Current Assets	51,734	210,099
Intangible Asset, net	33,334	83,334
Property and Equipment, net	1,502	1,767

TOTAL ASSETS	$86,570	$295,200

LIABILITIES AND STOCKHOLDERS’ EQUTIY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$7,343	$12,372
Due to related party	600	4,921
Total Current Liabilities	7,943	17,293

TOTAL LIABILITIES	7,943	17,293

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $0.001, 25,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, par value $0.001, 850,000,000 shares authorized, 29,768,750 shares issued and outstanding	29,769	29,769
Additional paid-in capital	1,159,609	1,159,609
Accumulated deficit	(1,110,751)	(911,471)
Total Stockholders’ Equity (Deficit)	78,627	277,907

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$86,570	$295,200

The accompanying notes are an integral part of these financial statements.

New Media Insight Group, Inc.
Interim Statements of Operations
(Unaudited)

	Three Months ended October 31,		Six Months ended October 31,
	2014	2013	2014	2013

REVENUES:	-	-	-	241

OPERATING EXPENSES:
Selling and advertising	19,687	720	47,983	720
General and administrative	1,769	1,652	5,351	3,822
Officer Salary including payroll taxes	19,377	19,517	38,754	39,111
Stock Compensation	-	-	-	-
Depreciation and Amortization	25,133	16,744	50,265	16,822
Travel Cost	2,706	-	6,172	-
Professional fees	36,189	11,991	50,755	25,930
Total Operating Expenses	104,861	50,624	199,280	86,405

Other income and expense	-	-	-	-

NET INCOME (LOSS)	$(104,861)	$(50,624)	(199,280)	(86,164)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	(0.01)	(0.00)

Number of Common Weighted Shares Outstanding	29,768,750	29,768,750	29,768,750	29,723,913

The accompanying notes are an integral part of these financial statements.

New Media Insight Group, Inc.
Interim Statements of Changes in Stockholders’ Equity (Deficit)
For the Period from April 30, 2013 to October 31, 2014

			Additional		Total
	Common Shares		Paid-In		Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance – April 30, 2013	29,218,750	$29,219	$47,670	$(104,734)	$(27,845)

Common shares issued for cash at $1.00 per share	550,000	550	549.450	-	550,000

Stock options issued to CEO			562,489		562,489

Loss for the period				(806,737)	(806,737)

Balance – April 30, 2014	29,768,750	$29,769	$1,159,609	$(911,471)	$277,907

Loss for the period				(199,280)	(199,280)

Balance – October 31, 2014	29,768,750	$29,769	$1,159,609	$(1,110,751)	78,627

The accompanying notes are an integral part of these financial statements.

New Media Insight Group, Inc.
Interim Statements of Cash Flows

(Unaudited)	Six Months Ended October 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(199,280)	$(86,164)
Adjustments to reconcile net loss to net cash used in
operations:
Depreciation and Amortization	50,265	16,822
Expenses paid by shareholder	-	-
Stock Compensation	-	-
Changes in operating assets and Liabilities:
Decrease in accounts receivable	-	(1,530)
Increase (decrease) in accounts payable and accrued
liabilities	(5,029)	(21,851)
Net cash used in operating activities	(154,044)	(92,723)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible Asset	-	(150,000)
Purchase of property or Equipment	-	(2,079)
Net cash provided by (used in) investing activities	-	(152,079)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from (payments to) related party	(4,321)	(50)
Issuance of common stock for cash	-	550,000
Net cash provided by (used in) financing activities	(4,321)	549,950

Net increase (decrease) in cash and cash equivalents	(158,365)	305,148

Cash and cash equivalents - beginning of period	210,099	27

Cash and cash equivalents - end of period	$51,734	$305,175

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

New Media Insight Group, Inc.
Notes to Interim Financial Statements
October 31, 2014
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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $51,734 and $210,099 in cash and cash equivalents at October 31, 2014 and April 30, 2014, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Six Months Ended October 31,
	2014	2013

Net Income (loss) applicable to Common Shares	$(199,280)	$(86,164)

Weighted average common shares
Outstanding (Basic)	29,768,750	29,723,913
Options	-	-
Warrants	-	-
Weighted average common shares
Outstanding (Diluted)	29,768,750	29,723,913

Net loss per share (Basic and Diluted)	$(0.01)	$(0.00)

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

Sales and Advertising

The costs of sales and advertising are expensed as incurred. Sales and advertising expense was 47,983 and $720 for the six months ended October 31, 2014 and 2013, respectively.

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

There were 29,768,750 and 29,218,750 common shares issued and outstanding at October 31, 2014 and 2013 respectively. There are no preferred shares outstanding.

On August 8, 2014, and on September 8, 2014 Michael Palethorpe, our sole director and officer, has acquired from two previous stockholders 8,500,000 restricted shares each, for a total of 17,000,000 restricted shares, which gives him a 57.11% ownership of the total outstanding shares.

The holding of restricted shares is as follows:

Total of Restricted Shares:	17,550,000
Total of Non-Restricted Shares:	12,218,750
Total of Outstanding Shares:	29,768,750

NOTE 4.        EMPLOYMENT AGREEMENT

The stock options and stock compensation under the employment agreement, effective May 1, 2013, with Michael Palethorpe, our sole director and officer, have been suspended as of May 1, 2014.

The Board of Directors has approved the suspension of the stock options and stock compensation, until a new employment agreement has been agreed upon or after the securing of a financing deal. Pursuant to the terms of the employment agreement, Mr. Palethorpe was granted 2,000,000 stock options that were to vest at a rate of 500,000 options every 6 months. Each option had an exercise price of $0.75 and would have expired after three years. These provisions have been suspended. The vesting provisions have also been suspended, resulting in the associated expense to be delayed until a new employment agreement has been has been agreed upon.

In addition, the annual stock option grant equal to 30% of his base salary has also been suspended.

Of the 2,013,500 options granted on April 30, 2014, 504,500 stock options have been vested. Until a new employment agreement has been agreed upon no further options are to be granted and the vesting of the issued options haves been suspended.

The new agreement may have different terms related to the granting, vesting, exercise price, and contractual life of the above and future stock options.

NOTE 5.        PROPERTY AND EQUIPMENT

The following table summarizes the Property and Equipment as follows

	October 31, 2014	April 30, 2014
Property and Equipment	2,079	2,079
Acc. Depreciation	577	312
	1,502	1,767

In the three months ending October 31, 2014, the depreciation is $133, compared to $78 in 2013 In the six months ending October 31, 2014, the depreciation is $265, compared to $156 in 2013

NOTE 6.        INTANGIBLE ASSET

The following table summarizes the Intangible Asset as follows

	October 31, 2014	April 30, 2014
Intangible Asset	150,000	150,000
Acc. Amortization	116,666	66,666
	33,334	83,334

In the three months ending October 31, 2014, the amortization is $25,000, compared to 16,666 in 2013. In the six months ending October 31, 2014, the amortization is $50,000, compared to $16,666 in 2013

NOTE 7.        OPTIONS

The options have been granted in conjunction with an employment agreement. The year ended April 30, 2014 issued 2,013,500 options. At October 31, 2014 no options have expired. The options had $0.05 intrinsic value at October 31, 2014.

As of May 1, 2014 no new stock options have been granted as the Company’s shareholders holding a majority of the voting power have approved the suspension of the present stock option agreement, until a new employment agreement has been agreed upon after the securing of a financing deal. The vesting provisions have also been suspended, resulting in the associated expense to be delayed until a new employment agreement has been has been agreed upon. In addition, the annual stock option grant equal to 30% of his base salary has also been suspended.

Of the 2,013,500 options granted on April 30, 2014, 504,500 stock options have been vested. Until a new employment agreement has been agreed upon no further options are to be granted and the vesting of the issued options haves been suspended.

The new agreement may have different terms related to the granting, vesting, exercise price, and contractual life of the above and future stock options.

The following table summarizes the options at October 31, 2014.

		Weighted
	Number	Average	Weighted
	of Stock	Remaining	Average	Actual	Weighted
Exercise	Options	Contractual	Exercise	Number	Average
Prices	Outstanding	Life (Years)	Price	Exercisable	Exercise Price
$0.75	2,013,500	2.63	$0.75	504,500	$0.75
	2,013,500	2.63	$0.75	504,500	$0.75

Transactions involving the Company’s option issuance are summarized as follows:

		Weighted
	Number of	Average Price
	Stock Options	Per Share
Outstanding at April 30, 2014	2,013,500	$0.75
Granted	-	-
Exercised	-	-
Cancel or expired	-	-
Outstanding at October 31, 2014	2,013,500	$0.75
Suspended options yet to be vested	1,509,000
Suspended options vested at October 31, 2014	504,500

NOTE 8.        WARRANTS

The warrants were issued in conjunction with certain common stock offerings and no warrant expense was recognized during the three months ended October 31, 2014. For the year ended April 30, 2014 the company issued 1,100,000 warrants. The warrants expire in two years. As at October 31, 2014 no warrants had expired. The warrants had $0.20 intrinsic value at October 31, 2014.

The following table summarizes the stock purchase warrants at October 31, 2014.

		Weighted
		Average	Weighted
	Number	Remaining	Average	Actual	Weighted
Exercise	of Warrants	Contractual	Exercise	Number	Average
Prices	Outstanding	Life (Years)	Price	Exercisable	Exercise Price
$1.00	1,1,00,000	1.50	$1.00	1,100,000	$1.00
	1,100,000	1.50	$1.00	1,100,000	$1.00

Transactions involving the Company’s warrants issuance are summarized as follows:

Weighted
	Number of	Average Price
	Warrants	Per Share
Outstanding at April 30, 2014	1,100,000	$1.00
Granted	-	-
Exercised	-	-
Cancel or expired	-	-
Outstanding at October 31, 2014	1,100,000	$1.00

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

The Company has no tax position at October 31, 2014 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at October 31, 2014. The open tax years with the Internal Revenue Service are April 30, 2010 through 2014

NOTE 10.      DUE TO RELATED PARTY

During the period ended October 31, 2014, a director and officer, provided a non-interest bearing demand loan with a balance of $600.

NOTE 11.      GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at October 31, 2014, the Company had a loss from operations, for the period ended, of $199,280 an accumulated deficit of $1,110,751, and working capital of $43,791 and has earned $38,690 in revenues since inception. The Company has not yet established an ongoing source of revenues to cover its growth and operating costs.

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

Throughout the Form 10-Q, each instance that refers to a number of shares of our common stock, refers to the number of shares of common stock after giving effect to the Reverse Split, unless otherwise indicated.

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

On August 8, 2014, and on September 8, 2014 Michael Palethorpe, our sole director and officer, has acquired from two previous stockholders 8,500,000 restricted shares each, for a total of 17,000,000 restricted shares, which gives him a 57.11% ownership of the total outstanding shares.

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

Our operating results for the six month periods ended October 31, 2014 and 2013 are summarized as follows:

	Six Months Ended October 31,
	2014	2013
Revenue	$-	$241
Operating Expenses	$199,280	$86,405
Operating Loss	$(199,280)	$(86,164)

Revenue

Our company earned its initial revenues starting in the third quarter of the fiscal year ended April 30, 2011. The revenues were from the sale of website designs, search engine optimization programs, and viral social media marketing campaigns, and were recognized upon the completion of these programs. We earned revenues of $0 for the six months ended October 31, 2014 compared to revenues of $241 for the six months ended October 31, 2013. Minimal revenues in 2014 can be attributed to a conscious decision on the part of our directors to retrench their efforts and spend the requisite time needed to both understand and exploit the burgeoning use of mobile technology. Until our re-sharpened efforts gain traction, growth will remain slow.

Expenses

Our total expenses for the six month periods ended October 31, 2014 and 2012 are outlined in the table below:

	Six Months Ended October 31,
	2014	2013
Selling and Advertising	$47,983	720
General and administrative	$5,351	3,822
Officer Salary	$38,754	39,111
Amortization/Depreciation	$50,265	16,822
Travel Cost	$6,172	-
Professional fees	$50,755	25,930
Total	$199,280	86,405

Expenses for the six month period ended October 31, 2014, increased substantially compared to the comparative period in 2013. The increases for the six month period ended October 31, 2014 were primarily as a result of a significant increase in selling and advertising cost and amortization due to an exclusive agency agreement with a company in the business of developing and operating an internet based marketing platform.

Liquidity and Financial Condition

Working Capital

	At	At
	October 31,	April 30,
	2014	2014	Change
Current Assets	$51,734	$210,099	$(158,365)
Current Liabilities	$7,943	$17,293	$(93,50)
Working Capital (Deficit)	$43,791	$192,806	$(149,015)

Cash Flows

	Six Months Ended October 31,
	2014	2013
Net Cash Used in Operating Activities	$(154,044)	$(92,723	) )
Net Cash Used by Investing Activities	$-	$(152,079)
Net Cash Used In Financing Activities	$(4,321)	$541,950
Net Increase (Decrease) in Cash During the Period	$(158,365)	$305,148

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

Liquidity and Capital Resources

Growth of our operations will be based on our ability to internally finance from cash flow and raise equity and/or debt to increase sales and production. Our primary sources of liquidity are: (i) cash from sales of our services; and (ii) financing activities. Our cash balance as of October 31, 2014 was $51,734.

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

Plan of Operation and Cash Requirements

Our company began selling its services in December 2010. Our company saw its revenues fall in 2012, primary due to a decision on the part of the directors to retrench and devote a lot of their energies toward the development of smart phone marketing initiatives. Our company is now the exclusive agent of an internet based marketing platform. Our plan of action over the next twelve months is to diligently market and promote the platform, to develop promotional materials for the platform, and participate in trade shows and exhibitions. The success of our operations will be based on our ability to grow by financing the operation through internal cash flow or to raise funds through equity and/or debt financing to invest in marketing and sales of our services. Our company has not been able to generate adequate capital in this challenging market for credit. If the company does not secure additional funding some of our marketing plans will have to be delayed. The availability of future equity and/or debt financings remains uncertain.

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

If we are unable to increase sales and cash flow we do not have sufficient working capital to implement our strategy for the next 12 months. This could cause us to curtail or suspend our operations and may eventually cause our business to fail.

Going Concern

As of the six month period ended October 31, 2014, our company has a loss of $199,280 and an accumulated deficit of $1,110,751. Our company intends to fund operations through operational cash flow and equity/debt financing arrangements. These sources may be insufficient to fund its capital expenditures, working capital and other cash requirements for the future. In response to these problems, management intends to raise additional funds through increased sales and public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. Our company had $51,734 and $210,099 in cash and cash equivalents at October 31, 2014 and April 30, 2014, respectively.

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

NEW MEDIA INSIGHT GROUP, INC.

Dated: December 12, 2014	By:	/s/ Michael Palethorpe
Michael Palethorpe
President, Chief Executive Officer, Chief Financial
Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer) .