Form 10-Q
period 2015-01-31
NEW MEDIA INSIGHT GROUP, INC.
filed 2015-03-17
CIK 1493040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

or

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

28202 N. 58thStreet
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
Yes [  ]      No [X ]

As of March 16, 2015 there were 29,768,750 shares of the issuer’s common stock, par value $0.001, outstanding.

NEW MEDIA INSIGHT GROUP, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2015

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

INDEX TO INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JANUARY 31, 2015

(UNAUDITED)

New Media Insight Group, Inc.
Balance Sheets

	As at	As at
	January 31,	April 30,
	2015	2014
	(Unaudited)
ASSETS
Current Assets
Cash	$4,293	$210,099

Total Current Assets	4,293	210,099
Intangible Asset, net	8,334	83,334
Property and Equipment, net	1,369	1,767

TOTAL ASSETS	$13,996	$295,200

LIABILITIES AND STOCKHOLDERS’ EQUTIY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$16,446	$12,372
Due to related party	603	4,921
Total Current Liabilities	17,049	17,293

TOTAL LIABILITIES	17,049	17,293

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $0.001, 25,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, par value $0.001, 850,000,000 shares authorized, 29,768,750 shares issued and outstanding	29,769	29,769
Additional paid-in capital	1,159,609	1,159,609
Accumulated deficit	(1,192,431)	(911,471)
Total Stockholders’ Equity (Deficit)	(3,053)	277,907

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$13,996	$295,200

The accompanying notes are an integral part of these financial statements.

New Media Insight Group, Inc.
Interim Statements of Operations
(Unaudited)

	Three Months ended January 31,		Nine Months ended January 31,

	2015	2014	2015	2014

REVENUES:	-	-	-	241

OPERATING EXPENSES:
Selling and advertising	11,844	17,350	67,327	18,070
General and administrative	1,764	5,141	16,596	8,975
Officer Salary including payroll taxes	19,464	19,553	58,167	58,664
Stock Compensation	-	-	-	-
Depreciation and Amortization	25,133	25,078	75,398	41,900
Travel Cost	-	-	6,172	-
Professional fees	23,474	6,785	57,250	32,701
Total Operating Expenses	81,679	73,907	280,960	160,311

Other income and expense	-	-	-	-

NET INCOME (LOSS)	$(81,679)	$(73,907)	(280,960)	(160,070)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	(0.00)	(0.00)

Number of Common Weighted Shares Outstanding	29,768,750	29,768,750	29,768,750	29,723,913

The accompanying notes are an integral part of these financial statements.

New Media Insight Group, Inc.
Interim Statements of Changes in Stockholders’ Equity (Deficit)
For the Period from April 30, 2013 to January 31, 2015

			Additional		Total
	Common Shares		Paid-In		Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance – April 30, 2013	29,218,750	$29,219	$47,670	$(104,734)	$(27,845)

Common shares issued for cash at $1.00 per share	550,000	550	549.450	-	550,000

Stock options issued to CEO			562,489		562,489

Loss for the period				(806,737)	(806,737)

Balance – April 30, 2014	29,768,750	$29,769	$1,159,609	$(911,471)	$277,907

Loss for the period				(280,960)	(280,960)

Balance – January 31, 2015	29,768,750	$29,769	$1,159,609	$(1,192,431)	(3,053)

The accompanying notes are an integral part of these financial statements.

New Media Insight Group, Inc.
Interim Statements of Cash Flows

(Unaudited)	Nine Months Ended January 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(280,960)	$(160,070)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and Amortization	75,398	41,900
Expenses paid by shareholder	-	-
Stock Compensation	-	-
Changes in operating assets and Liabilities:
Decrease in accounts receivable	-	(1,530)
Increase (decrease) in accounts payable and accrued liabilities	4,073	(22,040)
Net cash used in operating activities	(201,489)	(141,739)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible Asset	-	(150,000)
Purchase of property or Equipment	-	(2,079)
Net cash provided by (used in) investing activities	-	(152,079)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from (payments to) related party	(4,317)	(47)
Issuance of common stock for cash	-	550,000
Net cash provided by (used in) financing activities	(4,317)	549,953

Net increase (decrease) in cash and cash equivalents	(205,806)	256,135

Cash and cash equivalents - beginning of period	210,099	27

Cash and cash equivalents - end of period	$4,293	$256,162

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

New Media Insight Group, Inc.
Notes to Interim Financial Statements
January 31, 2015
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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $4,293 and $210,099 in cash and cash equivalents at January 31, 2015 and April 30, 2014, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Nine Months Ended January 31,

	2015	2014

Net Income (loss) applicable to Common Shares	$(280,960)	$(160,070)

Weighted average common shares
Outstanding (Basic)	29,768,750	29,723,913
Options	-	-
Warrants	-	-
Weighted average common shares
Outstanding (Diluted)	29,768,750	29,723,913

Net loss per share (Basic and Diluted)	$(0.00)	$(0.00)

Basic income (loss) per share is calculated by dividing the Company’s net income (loss) applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The options and warrants are antidultive. Under the treasury stock method, the exercise price of an award, if any, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the estimated tax benefits that would be recorded in paid-in capital, if any, when an award is settled are assumed to be used to repurchase shares in the current period. All options and warrants still outstanding at the end of the period were anti-dilutive and not included in the weighted average share calculation.

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

Sales and Advertising

The costs of sales and advertising are expensed as incurred. Sales and advertising expense was $67,327 and $18,070 for the Nine months ended January 31, 2015 and 2014, respectively.

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
ASU 2014-15 pronouncement (going concern) changes the definition of going concern from the date of the financial statements to the date the financial statements are issued.
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

These amendments have been reviewed by the Financial Industry Regulatory Authority (“FINRA”) and have been approved for filing with an effective date of April 7, 2014.

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

There were 29,768,750 and 59,537,500 pre-split common shares issued and outstanding at January 31, 2015 and 2014, respectively. There are no preferred shares outstanding.

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

On December 10, 2014, the Company entered into an equity purchase agreement with Premier Venture Partners.

The Company has agreed to issue and sell to the Investor an indeterminate number of shares of the Company’s common stock, par value $0.001 per share up to an aggregate purchase price of Two Million Dollars.

The resale by the Investor of Registrable Securities in an amount not less than 2,000,000 shares of Common Stock (the “Registration Amount”), 71,429 of which shares of Common Stock shall be registered as Initial Commitment Shares.

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

NOTE 5. PROPERTY AND EQUIPMENT

The following table summarizes the Property and Equipment as follows

	January 31, 2015	April 30, 2014
Property and Equipment	2,079	2,079
Acc. Depreciation	710	312
	1,369	1,767

In the three months ending January 31, 2015, the depreciation is $133, compared to $78 in 2014.
In the Nine months ending January 31, 2015, the depreciation is $398, compared to $234 in 2014.

NOTE 6. INTANGIBLE ASSET

The following table summarizes the Intangible Asset as follows

	January 31, 2015	April 30, 2014
Intangible Asset	150,000	150,000
Acc. Amortization	141,666	66,666
	8,334	83,334

In the three months ending January 31, 2015, the amortization is $25,000, compared to 25,000 in 2014.
In the Nine months ending January 31, 2015, the amortization is $75,000, compared to $41,666 in 2014

NOTE 7. OPTIONS

The options have been granted in conjunction with an employment agreement. The year ended April 30, 2014 issued 2,013,500 options. At January 31, 2015 no options have expired. The options had $0.05 intrinsic value at January 31, 2015.

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

The following table summarizes the options at January 31, 2015.

		Weighted
	Number	Average	Weighted
	of Stock	Remaining	Average	Actual	Weighted
Exercise	Options	Contractual	Exercise	Number	Average
Prices	Outstanding	Life (Years)	Price	Exercisable	Exercise Price
$0.75	2,013,500	2.38	$0.75	504,500	$0.75
	2,013,500	2.38	$0.75	504,500	$0.75

Transactions involving the Company’s option issuance are summarized as follows:

		Weighted
	Number of	Average Price
	Stock Options	Per Share
Outstanding at April 30, 2014	2,013,500	$0.75
Granted	-	-
Exercised	-	-
Cancel or expired	-	-
Outstanding at January 31, 2015	2,013,500	$0.75
Suspended options yet to be vested	1,509,000
Suspended options vested at January 31, 2015	504,500

NOTE 8. WARRANTS

The warrants were issued in conjunction with certain common stock offerings and no warrant expense was recognized during the three months ended January 31, 2015. For the year ended April 30, 2014 the company issued 1,100,000 warrants. The warrants expire in two years. As at January 31, 2015 no warrants had expired.

The following table summarizes the stock purchase warrants at January 31, 2015.

		Weighted
		Average	Weighted
	Number	Remaining	Average	Actual	Weighted
Exercise	of Warrants	Contractual	Exercise	Number	Average
Prices	Outstanding	Life (Years)	Price	Exercisable	Exercise Price
$1.00	1,1,00,000	0.33	$1.00	1,100,000	$1.00
	1,100,000	0.33	$1.00	1,100,000	$1.00

Transactions involving the Company’s warrants issuance are summarized as follows:

Weighted
	Number of	Average Price
	Warrants	Per Share
Outstanding at April 30, 2014	1,100,000	$1.00
Granted	-	-
Exercised	-	-
Cancel or expired	-	-
Outstanding at January 31, 2015	1,100,000	$1.00

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

The Company has no tax position at January 31, 2015 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at January 31, 2015. The open tax years with the Internal Revenue Service are April 30, 2010 through 2014

NOTE 10. DUE TO RELATED PARTY

During the period ended January 31, 2015, a director and officer, provided a non-interest bearing demand loan with a balance of $603

NOTE 11. GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at January 31, 2015, the Company had a loss from operations, for the period ended, of $280,960 an accumulated deficit of $1,192,431, and no working capital and has earned $38,690 in revenues since inception. The Company has not yet established an ongoing source of revenues to cover its growth and operating costs.

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

On December 10, 2014 the Company entered into an equity purchase agreement with Premier Venture Partners. The Company has agreed to issue and sell to the Investor an indeterminate number of shares of the Company’s common stock, par value $0.001 per share up to an aggregate purchase price of Two Million Dollars.

The resale by the Investor of Registrable Securities in an amount not less than 2,000,000 shares of Common Stock (the “Registration Amount”), 71,429 of which shares of Common Stock shall be registered as Initial Commitment Shares.

NOTE 12. SUBSEQUENT EVENTS

On February 25, 2015, we entered into an amending agreement with Premier, whereby Premier and we agreed to amend the Equity Purchase Agreement so that the Equity Purchase Agreement terminates upon the occurrence of a material adverse effect as defined in the Purchase Agreement. On March 2, 2015 an amended S1 was filed regarding the registration of securities of the equity purchase agreement with Premier Venture Partners.

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued. No other subsequent events exist.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the “Description of Business – Risk Factors” section in our Form 10-K, as filed on July 25, 2014. You should carefully review the risks described in our 10-K and in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

These amendments have been reviewed by the Financial Industry Regulatory Authority (“FINRA”) and have been approved for filing with an effective date of April 7, 2014.

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

On April 1, 2013, we entered into an employment agreement with Michael Palethorpe, our sole director and officer, with an effective date of May 1, 2013. Pursuant to the terms of the employment agreement, Mr. Palethorpe will receive compensation of $6,000 per month. The base salary is in the process of being reviewed. Mr. Palethorpe is also entitled to an annual stock option grant equal to 30% of his base salary to be granted at the beginning of the calendar year. The price of the options will be the fair market value of the company’s stock at the time the options are granted and will expire three years after the grant date. Further, Mr. Palethorpe is entitled to receive 2,000,000 stock options upon execution of the employment agreement. These option vest at the rate of 500,000 options every nine months at an exercise price of $0.75 per share and expire three years after the date of issuance. As of the date of this report, we have not yet issued these stock options to Mr. Palethorpe.

On August 8, 2014, and on September 8, 2014 Michael Palethorpe, our sole director and officer, has acquired from two previous stockholders 8,500,000 restricted shares each, for a total of 17,000,000 restricted shares, which gives him a 57.11% ownership of the total outstanding shares.

On December 10, 2014, we entered into an equity purchase agreement with Premier Venture Partners. We agreed to issue and sell to the Investor an indeterminate number of shares of our common stock, par value $0.001 per share up to an aggregate purchase price of Two Million Dollars.

The resale by the Investor of Registrable Securities in an amount not less than 2,000,000 shares of Common Stock (the “Registration Amount”), 71,429 of which shares of Common Stock shall be registered as Initial Commitment Shares.

On February 25, 2015, we entered into an amending agreement with Premier, whereby Premier and we agreed to amend the Equity Purchase Agreement so that the Equity Purchase Agreement terminates upon the occurrence of a material adverse effect as defined in the Purchase Agreement.

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

Our operating results for the nine month periods ended January 31, 2015 and 2014 are summarized as follows:

	Nine Months Ended January 31,
	2015	2014
Revenue	$-	$241
Operating Expenses	$280,960	$160,311
Operating Loss	$(280,960)	$(160,070)

Revenue

Our company earned its initial revenues starting in the third quarter of the fiscal year ended April 30, 2011. The revenues were from the sale of website designs, search engine optimization programs, and viral social media marketing campaigns, and were recognized upon the completion of these programs. We earned revenues of $0 for the nine months ended January 31, 2015 compared to revenues of $241 for the nine months ended January 31, 2014. Minimal revenues in 2014 can be attributed to a conscious decision on the part of our directors to retrench their efforts and spend the requisite time needed to both understand and exploit the burgeoning use of mobile technology. Until our re-sharpened efforts gain traction, growth will remain slow.

Expenses

Our total expenses for the nine month periods ended January 31, 2015 and 2014 are outlined in the table below:

	Nine Months Ended January 31,
	2015	2014
Selling and Advertising	$67,327	18,070
General and administrative	$16,596	8,975
Officer Salary	$58,167	58,664
Amortization/Depreciation	$75,398	41,900
Travel Cost	$6,172	-
Professional fees	$57,250	32,701
Total	$280,960	160,311

Expenses for the nine month period ended January 31, 2015, increased substantially compared to the comparative period in 2014. The increases for the nine month period ended January 31, 2015 were primarily as a result of a significant increase in selling and advertising cost and amortization due to an exclusive agency agreement with a company in the business of developing and operating an internet based marketing platform.

Liquidity and Financial Condition

Working Capital

	At	At
	January 31,	April 30,
	2015	2014	Change
Current Assets	$4,293	$210,099	$(205,806)
Current Liabilities	$17,049	$17,293	$(244)
Working Capital (Deficit)	$(12,756)	$192,806	$(205,562)

Cash Flows

	Nine Months Ended January 31,
	2015	2014
Net Cash Used in Operating Activities	$(201,489)	$(141,739)
Net Cash Used by Investing Activities	$-	$(152,079)
Net Cash Used In Financing Activities	$(4,317)	$549,953
Net Increase (Decrease) in Cash During the Period	$(205,806)	$256,135

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

Liquidity and Capital Resources

Growth of our operations will be based on our ability to internally finance from cash flow and raise equity and/or debt to increase sales and production. Our primary sources of liquidity are: (i) cash from sales of our services; and (ii) financing activities. Our cash balance as of January 31, 2015 was $4,293.

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

Plan of Operation and Cash Requirements

Our company began selling its services in December 2010. Our company received no revenues since 2014, primary due to a decision on the part of the directors to retrench and devote a lot of their energies toward the development of smart phone marketing initiatives. Our company is now the exclusive agent of an internet based marketing platform. Our plan of action over the next twelve months is to diligently market and promote the platform, to develop promotional materials for the platform, and participate in trade shows and exhibitions. The success of our operations will be based on our ability to grow by financing the operation through internal cash flow or to raise funds through equity and/or debt financing to invest in marketing and sales of our services. Our company has not been able to generate adequate capital in this challenging market for credit. If the company does not secure additional funding some of our marketing plans will have to be delayed. The availability of future equity and/or debt financings remains uncertain.

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

Going Concern

As of the nine month period ended January 31, 2015, our company has a loss of $280,960 and an accumulated deficit of $1,192,431. Our company intends to fund operations through operational cash flow and equity/debt financing arrangements. These sources may be insufficient to fund its capital expenditures, working capital and other cash requirements for the future. In response to these problems, management intends to raise additional funds through increased sales and public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. Our company had $4,293 and $210,099 in cash and cash equivalents at January 31, 2015 and April 30, 2014, respectively.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report on Form 10-Q (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), as appropriate to allow timely decisions regarding required disclosure.

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

On December 10, 2014, we entered into an equity purchase agreement with Premier Venture Partners, LLC. Under the terms of the Purchase Agreement, Premier has agreed to invest up to $2,000,000 to purchase shares of our common stock. We also entered into a registration rights agreement with Premier, which governs the filing of a registration statement, intended to cover the securities acquired under the Purchase Agreement.

The Purchase Agreement allows, but does not require us to issue and sell up to the number of shares of common stock having an aggregate purchase price of $2,000,000 to Premier. Subject to the terms and conditions of the Purchase Agreement and the Registration Agreement, we may, in its sole discretion, deliver notice to Premier which states the dollar amount which it intends to sell to Premier on a certain date. The amount that we shall be entitled to sell to Premier shall not exceed (i) 200% of the average daily trading volume of our common stock for the five trading days prior to the applicable notice date and (ii) 110% of the highest amount on any notice delivered by us to Premier, (however, never less than 70,000 shares). The amount cannot exceed 4.99% of our outstanding shares. The purchase price for the shares issued to Premier will be the amount multiplied by 70% of the lowest individual daily VWAP of the common stock during the pricing period. The shares sold by us to Premier must be registered stock, pursuant to the Registration Agreement.

On execution of the Purchase Agreement, we issued 71,429 shares of its common stock to Premier.

On the effective date of the Registration Statement, we shall issue to Premier additional commitment shares of its common stock representing 2.5% of $2,000,000 divided by the sum equal to the lowest of the daily VWAPs of the common stock on the three trading days immediately preceding the effective date. The Additional Commitment Shares shall not constitute registrable securities and shall not be included in the Registration Statement in accordance with the terms of the Registration Agreement.

On December 10, 2014, we issued 71,429 shares of its common stock pursuant to an exemption from registration relying on Section 4(2) and Rule 506 of Regulation D, under the Securities Act of 1933, as amended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit	Description
Number

(3)	(i) Articles of incorporation, (ii) Bylaws

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on July 19, 2010 as Exhibit 3.1).

3.3	Bylaws (incorporated by reference to our Current Report on Form 8-K filed on July 8, 2011 as Exhibit 3.1)

(10)	Material Contracts

10.1	Employment Agreement dated April 1, 2013 between our company and Michael Palethorpe (incorporated by reference to our Registration Statement on Form S-1 filed on January 13, 2015 as Exhibit 10.4).

10.2	Exclusive Agent Agreement dated September 1, 2013 between our company and Paywith Worldwide Inc. (incorporated by reference to our Current Report on Form 8-K filed on September 3, 2013 as Exhibit 10.1).

10.3	Amending Agreement dated May 1, 2014 between our company and Michael Palethorpe (incorporated by reference to our Registration Statement on Form S-1 filed on January 13, 2015 as Exhibit 10.5).

10.4	Equity Purchase Agreement dated December 10, 2014 between our company and Premier Venture Partners, LLC (incorporated by reference to our Current Report on Form 8-K filed on December 17, 2014 as Exhibit 10.1).

10.5	Registration Rights Agreement dated December 10, 2014 between our company and Premier Venture Partners, LLC (incorporated by reference to our Current Report on Form 8-K filed on December 17, 2014 as Exhibit 10.2).

(14)	Code of Ethics

14.1	Code of Ethics (Incorporated by reference to our Annual Report on Form 10-K filed on July 29, 2011).

(31)	Rule 13a-14(d)/15d-14(d) Certifications

31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

(32)	Section 1350 Certifications

32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

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

NEW MEDIA INSIGHT GROUP, INC.

Dated: March 16, 2015	By:	/s/ Michael Palethorpe
Michael Palethorpe
President, Chief Executive Officer, Chief Financial
Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)