Form 10-K
period 2015-04-30
NEW MEDIA INSIGHT GROUP, INC.
filed 2015-08-13
CIK 1493040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2015

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
Yes [   ]      No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on October 15, 2014, was $6,384,375 based on a $0.50 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

29,843,142 as of August 6, 2015

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

The Company is a development stage company and operates as an internet marketing business providing clients with the latest in new media and mobile / smart phone payment and advertising solutions. The Company is continuing to pursue and expand upon the same business however, it is in the process of significantly enhancing its product and service offering and is developing new and proprietary technology in the area of mobile payments and online monetization. The Company will specialize in developing Internet and mobile marketing, loyalty, and communication solutions. The Company’s mission is to help local merchants connect, communicate and transact with their customers in a more effective way.

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

Effective September 1, 2013, our company entered into an exclusive agency agreement with Paywith Worldwide Inc., pursuant to which our company will market a new and revolutionary product called mCards (mobile cards) throughout the entire United States with exclusivity and ownership in the following territories; Arizona, Colorado, Nevada, Oregon, Utah and Washington. Pursuant to the agreement, our company will generate revenue associated with every mCard transaction that takes place using the mPAAY. Under the agreement, our company has not achieved its obligations to Paywith, but will continue its efforts to sign merchant agreements. Discussions with Paywith are ongoing in a solid relationship. Our company has paid $150,000 to Paywith for the exclusive rights mentioned above.

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

The resale by the Investor of Registrable Securities in an amount not less than 2,000,000 shares of Common Stock (the “Registration Amount”), 71,429 of which shares of Common Stock are registered as Initial Commitment Shares.

On December 10, 2014, we issued 71,429 shares of its common stock pursuant to an exemption from registration relying on Section 4(2) and Rule 506 of Regulation D, under the Securities Act of 1933, as amended.

On February 12, 2015, we entered into a referral agreement with Incentedge, LLC. that provides New Media with a 20% commission on gross commissions received by Incentedge from Paywith.

On February 25, 2015, we entered into an amending agreement with Premier, whereby Premier and we agreed to amend the Equity Purchase Agreement so that the Equity Purchase Agreement terminates upon the occurrence of a material adverse effect as defined in the Purchase Agreement.

On April 9, 2015, we entered into a 10% Convertible Promissory Note and purchase agreement with Iconic Holdings for the amount of $60,500. The irrevocable transfer agent instructions were issued.

On May 12, 2015, we entered acquisition talks with a sales agency in Canada. If the acquisition goes through they would provide a significant boost in sales in Canada and the USA.

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

We were incorporated on March 29, 2010, and we have only started our proposed business operations in December 2010 realizing revenues of $38,690 through April 30, 2015. We do not have a sufficient operating history upon which an evaluation of our future success or failure can be made. Our net loss for the period ending April 30, 2015, was $235,788. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

Our business model requires the use of outside personnel, who may not be available when needed.

Our company seeks to grow its business in the ever-expanding niche of hyper local marketing and advertising, while maintaining a low cost of operations. Our company will utilize a virtual workplace (employees and independent contractors will primarily work from their residences eliminating their need for permanent offices), will retain only a minimum number of full time employees and instead hire a core group of independent contractors on an as needed basis. If we are unable to hire the required talent and/or are unable to get our technology functional, it may have a negative effect on our ability to implement our business plan. In such an event, we may be required to change our business plan or curtail or delay implementation of some, or all, of our business plan. Our lack of effective internal control could be affected by our limited human resources.

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

PART II

Item 5.             Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

We have 29,843,142 shares of common stock issued and outstanding as of August 6, 2015 and have registered 16,397,960 shares (of which 71,429 shares of our company have been issued to date and the remaining may be issued in accordance with the Equity Purchase Agreement between Premier Venture Partners, LLC (“Selling Security Holder”) and the Company). In the event less than 16,397,960 are issued in accordance with the Equity Purchase Agreement, the remaining unissued shares will be terminated. We will receive 100% of the proceeds from the sale of the common stock to the Selling Security Holder, but will not receive any proceeds from any future resale of the common shares by the Selling Security Holder12

We may not have access to the full amount available under the Equity Purchase Agreement.

The resale of 16,397,960 shares issuable under the Equity Purchase Agreement, and our ability to sell any remaining shares issuable under the Equity Purchase Agreement is subject to our ability to prepare and file one or more additional registration statements registering the resale of these shares. We might have to increase the number of our authorized shares in order to issue the shares to Premier Venture. Accordingly, because our ability to draw down any amounts under the Equity Purchase Agreement is subject to a number of conditions, there is no guarantee that we will be able to draw down any portion or all of the proceeds of $2,000,000 under the Equity Purchase Agreement.

There will be an adverse effect related to declining prices for our common stock.

Our right to require Premier Venture pursuant to the Equity Purchase Agreement to purchase our common shares is subject to a maximum number of shares equal to 200% of the average daily trading volume of our common stock on the five trading days prior to the date the we deliver a notice to purchase shares to Premier Venture. For example, a 50% decline in volume of our shares traded will result in a corresponding 50% decline in the total aggregate amount of our common shares that we can require Premier Venture to purchase at one time under the Equity Purchase Agreement.

Additionally, there will be an adverse effect of declining prices for our common stock on the terms at which we will be able to raise the $2 million in capital under the Equity Purchase Agreement with Premier Venture. For example:

Percentage Decrease in Price	0%	25%	50%	75%
Stock Price	$0.175	$0.131	$0.0875	$0.044
Approximate shares needed to be issued to obtain $2,000,000	16,326,531	21,768,708	32,653,062	65,306,123
Approximate amount of dollars that can be obtained from each Put Notice (assuming average daily volume of 50,000 shares)	$12,500.00	$9,187.50	$6,125.00	$3,062.50

Our common shares are issued in registered form. ClearTrust, LLC, 16540 Pointe Village Dr., Suite 206, Lutz, Florida 33558 Telephone: (813) 235-4490; Facsimile: (813) 388-4549 is the registrar and transfer agent for our common shares.

As of August 6, 2015, we had 14 shareholders of record of our common stock and 29,843,142 shares outstanding.

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

The Purchase Agreement allows, but does not require us to issue and sell up to the number of shares of common stock having an aggregate purchase price of $2,000,000 to Premier. Subject to the terms and conditions of the Purchase Agreement and the Registration Agreement, we may, in its sole discretion, deliver notice to Premier which states the dollar amount which it intends to sell to Premier on a certain date. The amount that we shall be entitled to sell to Premier shall not exceed (i) 200% of the average daily trading volume of our common stock for the five trading days prior to the applicable notice date and (ii) 110% of the highest amount on any notice delivered by us to Premier, (however, never less than 70,000 shares). The amount cannot exceed 4.99% of our outstanding shares. The purchase price for the shares issued to Premier will be the amount multiplied by 70% of the lowest individual daily VWAP of the common stock during the pricing period. The shares sold by us to Premier must be registered stock, pursuant to the Registration Agreement. The agreement has the risk of a derivative effect on the value of the stock

On execution of the Purchase Agreement, we issued 71,429 shares of its common stock to Premier.

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

Item 7.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute report, particularly in the section entitled "Risk Factors" beginning on page 8 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended April 30, 2015 and 2014.

Our operating results for the year ended April 30, 2015 and 2014 are summarized as follows:

	Year Ended April 30,
	2015	2014
Revenue	$-	$241
Expenses	$348,917	$806,978
Net Operating Loss	$(348,917)	$(806,737)

Revenue

Our company earned its initial revenues starting in the third quarter of the fiscal year ended April 30, 2011. The revenues were from the sale of website designs, search engine optimization programs, and viral social media marketing campaigns, and were recognized upon the completion of these programs. We earned revenues of $0 for the year ended April 30, 2015 compared to revenues of $241 for the year ended April 30, 2014. A conscious decision on the part of the directors is to retrench their efforts and spend the requisite time needed to both understand and exploit the burgeoning use of mobile technology. Until our re-sharpened efforts gain traction, growth will remain slow.

Expenses

Our total expenses for the year ended April 30, 2015 and 2014 are outlined in the table below:

	Year Ended April 30,
	2015	2014
Selling and advertising	$60,191	$38,936
Depreciation and amortization	$83,864	$66,978

Directors Salaries	$77,601	$78,529
Stock Compensation	$-	$562,489
General and administrative	$15,534	$12,023
Professional fees	$111,727	$48,023
Total	$348,917	$806,978

Our total expenses were therefore less, due to no Stock Compensation, for the fiscal year ended April 30, 2015 but with an increase in Selling and Advertising and Professional fees, due to the filing of the Equity purchase agreement.

Liquidity and Financial Condition

Working Capital

	At	At
	April 30,	April 30,	Change
	2015	2014
Current Assets	$15,056	$210,099	$(195,043)
Current Liabilities	$1,855,767	$17,293	$1,838,474
Working Capital (deficit)	$(1,840,711)	$192,806	$(265,053)

The difference in the assets is the decrease in the cash position.

Cash Flows

	Year Ended	Year Ended
	April 30,	April 30,
	2015	2014
Net Cash Used in Operating Activities	$(259,254)	$(192,120)
Net Cash Used by Investing Activities	$-	$(152,079)
Net Cash Provided by (Used In) Financing Activities	$64,211	$554,271
Net Increase (Decrease) in Cash During the Period	$(195,043)	$210,072

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

Liquidity and Capital Resources

Growth of our operations will be based on our ability to internally finance from cash flow and raise equity and/or debt to increase sales and production. Our primary sources of liquidity are: (i) cash from sales of our services; and (ii) financing activities. Our cash balance as of April 30, 2015 was $15,056.

Limited Operating History; Need for Additional Capital

The report of our auditors on our audited financial statements for the fiscal year ended April 30, 2015, contains a going concern qualification as we have suffered losses since our inception. We have minimal assets and have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow it to continue as a going concern. Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations.

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

We have no plans to undertake any product research and development during the next twelve months. There are also no plans or expectations to acquire or sell any plant or plant equipment.

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

As our business is a marketing and advertising company we are able to complete most of our marketing initiatives without incurring additional outside expenses by completing the work internally hence being able to keep our advertising and marketing costs to a minimum. Over the next 12 months, we anticipate that our company will require additional funds to meet our working capital requirements. We will endeavor to proceed with our plan of operations by locating alternative sources of financing.

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

Going Concern

As of April 30, 2015, our company has an annual loss of $235,788 and an accumulated deficit of $1,147,259. Our company intends to fund operations through operational cash flow and equity/debt financing arrangements. These sources may be insufficient to fund its capital expenditures, working capital and other cash requirements for the future. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We are registering 16,397,960 shares in accordance with a certain Registration Rights Agreement and Equity Purchase Agreement, each dated December 10, 2014. The actual price of the stock will be determined by prevailing market prices at the time of any “Put Notice” as defined in the Equity Purchase Agreement, which is 70% of the lowest reported trade of our common stock during the “Put Period” as defined in the Equity Purchase Agreement. We will receive 100% any proceeds from the sale of the shares to the Selling Security Holders, but will not receive any proceeds upon the re-sale of such shares by the Selling Security Holder. The percentage of the total outstanding common stock being registered to be offered by the Selling Security Holders is 35.5% based upon the 46,116,621 common shares if all 16,397,960 were to be issued.

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

Derivative Liability

We review the terms of convertible debt issues to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments. In circumstances where the host instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense. When the equity or convertible debt instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds received are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the host instruments themselves, usually resulting in those instruments being recorded at a discount from their face value. The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to interest expense, using the effective interest method.

During 2015, the Company entered into certain convertible debt agreements with warrants attached. Because the warrant values exceeded the note values after the beneficial conversion feature discount, the warrants have been bifurcated out and recorded separately. The initial value was the fair value less the fair value of the debt discount. The difference between the amortized fair value and the revalued fair value at each reporting period is recorded as a derivative liability. This derivative liability will change every reporting period based on the current market conditions.

The Company used the following Black-Scholes assumptions in arriving at the fair value of the warrants.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. Our company had $15,056 and $210,099 in cash and cash equivalents at April 30, 2015 and 2014, respectively.

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

Sales and Advertising

The costs of sales and advertising are expensed as incurred. Sales and advertising expense was $60,191 and $38,936 for the year ended April 30, 2015 and 2014, respectively.

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

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. Our company’s management believes that these recent pronouncements will not have a material effect on our company’s financial statements.

Item 7A.          Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.             Financial Statements and Supplementary Data

NEW MEDIA INSIGHT GROUP, INC.

INDEX TO AUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDING APRIL 30, 2015

Green & Company, CPAs A PCAOB Registered Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
New Media Insight Group

We have audited the accompanying balance sheet of New Media Insight Group as of April 30, 2015, and the related statement of operations, stockholders’ deficiency, and cash flows for the year ended April 30, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The April 30, 2014 financial statements were audited by a predecessor independent registered public accounting firm that issued an unqualified opinion, with a going concern explanatory paragraph, on July 18, 2014.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Media Insight Group as of April 30, 2015, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are described in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Green & Company, CPAs

Green & Company, CPAs
Temple Terrace, Florida
August 13, 2015

10320 N 56th Street, Suite 330	Temple Terrace, FL 33617	813.606.4388

2348 Sunset Point Rd.
Suite B
Clearwater, FL 33765

Telephone: 727.444.0931

Fax: 800.581.1908

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
New Media Insight Group

We have audited the accompanying balance sheet of New Media Insight Group as of April 30, 2014 and the related statement of operations, stockholders’ deficiency, and cash flows for year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Media Insight Group as of April 30, 2014, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are described in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants
Clearwater, Florida
July 18, 2014

PCAOB Registered
AICPA Member

New Media Insight Group, Inc.
Balance Sheets
As at April 30, 2015 and 2014

	2015	2014

ASSETS
Current Assets
Cash	$15,056	$210,099

Total Current Assets	15,056	210,099
Intangible asset, net	-	83,334
Property and Equipment, net	1,237	1,767
TOTAL ASSETS	$16,293	$295,200

LIABILITIES AND STOCKHOLDERS’ EQUTIY

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$18,171	$12,372
Due to related party	8,632	4,921
Convertible Promissory Note	60,500	-
Derivative Liability	1,768,464	-

TOTAL LIABILITIES	1,855,767	17,293

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001, 25,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, par value $0.001, 850,000,000 shares authorized, 29,768,750 shares issued and outstanding	29,769	29,769
Additional paid-in capital	(721,984)	1,159,609
Accumulated deficit	(1,147,259)	(911,471)
Total Stockholders’ Equity/(Deficit)	(1,839,474)	277,907

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,293	$295,200

The accompanying notes are an integral part of these financial statements.

New Media Insight Group, Inc.
Statements of Operations

	Year Ended April 30,
	2015	2014

REVENUES:	$-	$241

OPERATING EXPENSES:
Selling and Advertising	60,191	38,936
Depreciation and Amortization	83,864	66,978
Officer Salary including payroll taxes	77,601	78,529
Stock Compensation	-	562,489
General and administrative	15,534	12,023
Professional fees	111,727	48,023

Total Operating Expenses	348,917	806,978

Non-Operating Gain (Loss) on Derivative	113,129

NET LOSS	$(235,788)	$(806,737)

Basic and Diluted Loss per Common Share	$(0.08)	$(0.027)

Weighted Average Number of Common Shares Outstanding	29,768,750	29,746,147

The accompanying notes are an integral part of these financial statements.

New Media Insight Group, Inc.
Statements of Changes in Stockholders’ Equity
For the Period Ending April 30, 2015

			Additional		Total
	Common Shares		Paid-In		Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance – April 30, 2013	29,218,750	$29,219	$47,670	$(104,734)	$(27,845)
Common Shares issued for cash at $1,00 per share	550,000	50	549,450	-	550,000
Stock options issued to CEO			562,489		562,489
Loss for the period				(806,737)	(806,737)

Balance – April 30, 2014	29,768,750	$29,769	$1,159,609	$(911,471)	$277,907
Derivative Liability			(1,881,593)
Loss for the period				(235,788)	(235,788)

Balance – April 30, 2015	29,768,750	$29,769	$(721,984)	$(1,147,259)	$(1,839,474)

The accompanying notes are an integral part of these financial statements.

New Media Insight Group, Inc.
Statements of Cash Flows

	Year Ended April 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(235,788)	$(806,737)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and Amortization:	83,864	66,978
Expenses paid by shareholder	-	-
Stock Compensation		562,489
(Gain) on Derivative	(113,129)
Changes in operating assets and Liabilities:
Increase (decrease)in accounts payable and accrued liabilities	5,799	(14,850)
Net cash used in operating activities	(259,254)	(192,120)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of intangible Asset	-	(150,000)

Purchase of Property and Equipment	-	(2,079)
Net cash provided by (used in) investing activities	-	(152,079)
CASH FLOWS FROM FINANCING ACTIVITIES

Advance from (payments to) related party	3,711	4,271
Convertible Promissory note	60,500
Issuance of common stock for cash		550,000
Net cash provided by (used in) financing activities	64,211	554,271

Net increase (decrease) in cash and cash equivalents	(195,043)	210,072

Cash and cash equivalents - beginning of period	210,099	27

Cash and cash equivalents - end of period	$15,056	$210,099

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financials.

New Media Insight Group, Inc.
Notes to Financial Statements
April 30, 2015 and 2014

NOTE 1.             ORGANIZATION AND DESCRIPTION OF BUSINESS

New Media Insight Group, Inc. (the “Company”) was incorporated on March 29, 2010 in the State of Nevada, U.S.A. Our fiscal year end is April 30. Our administrative offices are located in Cave Creek, AZ.

The Company is a development stage company and operates as an internet marketing business providing clients with the latest in new media and mobile / smart phone payment and advertising solutions. The Company is continuing to pursue and expand upon the same business however, it is in the process of significantly enhancing its product and service offering and is developing new and proprietary technology in the area of mobile payments and online monetization. The Company will specialize in developing Internet and mobile marketing, loyalty, and communication solutions. The Company’s mission is to help local merchants connect, communicate and transact with their customers in a more effective way.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $15,056 and $210,099 in cash and cash equivalents at April 30, 2015 and 2014, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended April 30,
	2015	2014

Net loss applicable to Common Shares	$(235,788)	$(806,737)

Weighted average common shares outstanding	29,768,750	29,746,147
Options	-	-
Warrants	-	-

Weighted average common shares	29,768,750	29,746,147

Net loss per share	$(0.08)	$(0.027))

Basic income (loss) per share is calculated by dividing the Company’s net income (loss) applicable to common shareholders by the weighted average number of common shares during the period.

There are 3,113,500 options and warrants still outstanding at the end of the period are not used in the calculation of earnings per share because the options and warrants are considered to be antidilutive.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables it will likely incur in the near future. On April 9, 2015, we entered into a 10% Convertible Promissory Note and purchase agreement with Iconic Holdings for the amount of $60,500. The irrevocable transfer agent instructions were issued.

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

Sales and Advertising

The Company recognizes revenue when it has a firm contract, the product has been shipped to and accepted by the customer or the service has been provided, the sales price is fixed or determinable and amounts are reasonably assured of collection. Sales and advertising costs are expensed as incurred. Sales and advertising expense was $60,191 and $38,936 for the year ended April 30, 2015 and 2014, respectively.

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

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements. Any account pronouncements will not effect either going concern or revenue.

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

Fair Value Measurement

All financial and nonfinancial assets and liabilities were recognized or disclosed at fair value in the financial statements. This value was evaluated on a recurring basis (at least annually). Generally accepted accounting principles in the United States define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on a measurement date. The accounting principles also established a fair value hierarchy which required an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Three levels of inputs were used to measure fair value.

Level 1: Quotes market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that were corroborated by market data.

Level 3: Unobservable inputs that were not corroborated by market data.

This is a level 3 derivative:

Derivative Liability Measurement

Balance as of April 30, 2014	$0
Derivative Liability	$1,881,593
Fair Value Adjustment	$(113,129)
Balance as of April 30, 2015	$1 768 464

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

There were 29,768,750 and 59,537,500 pre-split common shares issued and outstanding at April 30, 2015 and 2014, respectively. There are no preferred shares outstanding.

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

On December 10, 2014, the Company entered into an equity purchase agreement with Premier Venture Partners. Pursuant to the terms of the Equity Purchase Agreement, Premier Venture committed to purchase up to $2,000,000 of our common stock during the Open Period. From time to time during the Open Period, the Company may deliver a drawdown notice to Premier Venture which states the dollar amount that the Company intends to sell to Premier Venture on a date specified in the put notice (the “Put Notice”). The maximum investment amount per notice shall not exceed the lesser of (i) 200% of the average daily trading volume of our common stock on the five trading days prior to the day the Put Notice is received by Premier Venture and (ii) 110% of any previous put amount during the maximum thirty-six (36) month period (however the amount for the preceding (ii) shall never be less than 70,000 shares). The total purchase price to be paid, in connection to the Put Notice, by Premier Venture shall be calculated at a thirty percent (30%) discount to the lowest individual daily volume weighted average price of the common stock of our company during such trading day (“VWAP”) of during the five (5) consecutive trading days immediately after the applicable date of the Put Notice, notwithstanding certain provisions pursuant to the Equity Purchase Agreement, less six hundred dollars ($600.00) . In consideration for the execution and delivery of the Equity Purchase Agreement by Premier Venture, the Company issued Premier Venture 71,429 shares of common stock.

The Company has agreed to issue and sell to the Investor an indeterminate number of shares of the Company’s common stock, par value $0.001 per share up to an aggregate purchase price of Two Million Dollars.

We registered 16,397,960 shares in accordance with a certain Registration Rights Agreement and Equity Purchase Agreement, each dated December 10, 2014. The actual price of the stock will be determined by prevailing market prices at the time of any “Put Notice” as defined in the Equity Purchase Agreement, which is 70% of the lowest reported trade of our common stock during the “Put Period” as defined in the Equity Purchase Agreement. We will receive 100% any proceeds from the sale of the shares to the Selling Security Holders, but will not receive any proceeds upon the re-sale of such shares by the Selling Security Holder. The percentage of the total outstanding common stock being registered to be offered by the Selling Security Holders is 35.5% based upon the 46,116,621 common shares if all 16,397,960 were to be issued.

The resale by the Investor of Registrable Securities in an amount not less than 2,000,000 shares of Common Stock (the “Registration Amount”), 71,429 of which shares of Common Stock shall be registered as Initial Commitment Shares.

A first put has been placed on May 5, 2015 for 37,056 shares that were transferred to Premier Venture Partners. A second put has been placed on May 14, 2015 for 37,336 shares that were transferred to Premier Venture Partners.

On April 9, 2015, we entered into a 10% Convertible Promissory Note and purchase agreement with Iconic Holdings for the amount of $60,500. The irrevocable transfer agent instructions were issued.

The Stock Price shall be equal to 60% of the lowest trading price of the Company’s common stock during the 15 consecutive trading days prior to the date on which Holder elects to convert all or part of the Note.

There is a derivative in the loan and Equity Purchase Agreement. The calculation of the derivative liability of the note and Equity Purchase Agreement was $1,881,593 and was adjusted to the market with the gain of $113,129.

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

NOTE 5.             PROPERTY AND EQUIPMENT

The following table summarizes the property and Equipment.

	April 30, 2015	April 30, 2014
Property and Equipment	2,079	2,079
Acc. Depreciation	842	312
	1,237	1,767

In the year ending April 30, 2015, the depreciation is $530, compared to $312 in 2014

NOTE 6.             INTANGIBLE ASSET

The following table summarizes the Intangible Asset. The $150,000 reflects the sum paid for the “Paywith” software license agreement.

	April 30, 2015	April 30, 2014
Intangible Asset	150,000	150,000
Acc. Amortization	150,000	66,666
	0	83,334

In the year ending April 30, 2015, the amortization is $83,334, compared to $66,666 in 2014

NOTE 7.             OPTIONS

The options have been granted in conjunction with an employment agreement. The year ended April 30, 2014 issued 2,013,500 options. At April 30, 2015 no options have expired.

As of May 1, 2014 no new stock options have been granted as the Company’s shareholders holding a majority of the voting power have approved the suspension of the present stock option agreement, until a new employment agreement has been agreed upon. The vesting provisions have also been suspended, resulting in the associated expense to be delayed until a new employment agreement has been has been agreed upon. In addition, the annual stock option grant equal to 30% of his base salary has also been suspended.

Of the 2,013,500 options granted on April 30, 2014, 504,500 stock options have been vested. Until a new employment agreement has been agreed upon no further options are to be granted and the vesting of the issued options haves been suspended.

The new agreement may have different terms related to the granting, vesting, exercise price, and contractual life of the above and future stock options.

The following table summarizes the options at April 30, 2015

		Weighted
	Number	Average	Weighted
	of Stock	Remaining	Average	Actual	Weighted
Exercise	Options	Contractual	Exercise	Number	Average
Prices	Outstanding	Life (Years)	Price	Exercisable	Exercise Price
$0.75	2,013,500	2.13	$0.75	504,500	$0.75
	2,013,500	2.13	$0.75	504,500	$0.75

Transactions involving the Company’s option issuance are summarized as follows:

		Weighted
	Number of	Average Price
	Stock Options	Per Share
Outstanding at April 30, 2014	2,013,500	$0.75
Granted	-	-
Exercised	-	-
Cancel or expired	-	-
Outstanding at April 30, 2015	2,013,500	$0.75
Options yet to be vested	1,509,000
Options vested at April 30, 2015	504,500

Due to these options, the company recognized and expensed stock compensation of $562,489 and increased paid in capital by $562,489

NOTE 8.             WARRANTS

The warrants were issued in conjunction with certain common stock offerings and no warrant expense was during the nine months ended April 30, 2015. For the year ended April 30, 2014 issued 1,100,000 warrants. Warrants expire in two years. As April 30, 2015 no warrants had expired. The warrants had $0.20 intrinsic value at April 30, 2015.

The following table summarizes the stock purchase warrants at April 30, 2015.

		Weighted
		Average	Weighted
	Number	Remaining	Average	Actual	Weighted
Exercise	of Warrants	Contractual	Exercise	Number	Average
Prices	Outstanding	Life (Years)	Price	Exercisable	Exercise Price
$1.00	1,1,00,000	.08	$1.00	1,100,000	$1.00
	1,100,000.08		$1.00	1,100,000	$1.00

Transactions involving the Company’s warrants issuance are summarized as follows:

Weighted
	Number of	Average Price
	Warrants	Per Share
Outstanding at April 30, 2014	1,100,000	$1.00
Granted	-	-
Exercised	-	-
Cancel or expired	-	-
Outstanding at April 30, 2015	1,100,000	$1.00
All warrants will expire by May 16, 2015.

NOTE 9.             DERIVATIVE LIABILITY

We review the terms of convertible debt issues to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments. In circumstances where the host instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense. When the equity or convertible debt instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds received are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the host instruments themselves, usually resulting in those instruments being recorded at a discount from their face value. The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to interest expense, using the effective interest method.

On December 10, 2014, the Company entered into an equity purchase agreement with Premier Venture Partners. Pursuant to the terms of the Equity Purchase Agreement, Premier Venture committed to purchase up to $2,000,000 of our common stock during the Open Period. From time to time during the Open Period, the Company may deliver a drawdown notice to Premier Venture which states the dollar amount that the Company intends to sell to Premier Venture on a date specified in the put notice (the “Put Notice”). The maximum investment amount per notice shall not exceed the lesser of (i) 200% of the average daily trading volume of our common stock on the five trading days prior to the day the Put Notice is received by Premier Venture and (ii) 110% of any previous put amount during the maximum thirty-six (36) month period (however the amount for the preceding (ii) shall never be less than 70,000 shares). The total purchase price to be paid, in connection to the Put Notice, by Premier Venture shall be calculated at a thirty percent (30%) discount to the lowest individual daily volume weighted average price of the common stock of our company during such trading day (“VWAP”) of during the five (5) consecutive trading days immediately after the applicable date of the Put Notice, notwithstanding certain provisions pursuant to the Equity Purchase Agreement, less six hundred dollars ($600.00) . In consideration for the execution and delivery of the Equity Purchase Agreement by Premier Venture, the Company issued Premier Venture 71,429 shares of common stock.

During 2015, the Company entered into certain convertible debt agreements with warrants attached. Because the warrant values exceeded the note values after the beneficial conversion feature discount, the warrants have been bifurcated out and recorded separately. The initial value was the fair value less the fair value of the debt discount. The difference between the amortized fair value and the revalued fair value at each reporting period is recorded as a derivative liability. This derivative liability will change every reporting period based on the current market conditions.

The Company used the following Black-Scholes assumptions in arriving at the fair value of the warrants.

Stock price	$1.24
Expected term	1 year
Expected volatility	163.7%
Risk free interest rate	0.21%
Dividend yield	0

NOTE 10.           INCOME TAXES

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

The Company has no tax position at April 30, 2015 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at April 30, 2015. The open tax years with the Internal Revenue Service are April 30, 2010 through 2015.

The company has had net losses from inception through April 30, 2015 of approximately $580,000 with other deferred deductions of $562,000. Since it is unsure that the company will be able to use the net operating loss carryforward in the future, it has a full valuation allowance causing a zero dollar net value.

NOTE 11.           DUE TO RELATED PARTY

As at April 30, 2015 and 2014, the Company was obligated to a director, who is also an officer, for a non-interest bearing demand loan with a balance of $8,632 and $4,921, respectively. Interest is immaterial.

NOTE 12.           GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at April 30, 2015, the Company had a loss from operations, for the year ended, of $235,788, an accumulated deficit of $1,147,259, and a negative working capital of $1,840,711 and has earned $38,690 in revenues since inception. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business. There can be no assurance that the Company will be successful in raising such capital. The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to provide services. There may be other risks and circumstances that management may be unable to predict

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 13.            SUBSEQUENT EVENTS

On April 9, 2015, the Company entered in a note purchase agreement with Iconic Holdings, LLC (“Iconic”). Pursuant to this agreement, the Company sold a convertible promissory note representing the sum of $60,500 to Iconic for $50,000 in cash, $5,000 for due diligence services, and $5,500 as an original issue discount. The note is due April 9, 2016, carries 10% interest per annum and may be converting into common shares of the Company at a conversion price of 60% of the lowest trading price of the Company’s common stock during the 15 consecutive trading days prior to the date on which holder elects to convert all or part of the note.

On May 1, 2015 the Board of Directors authorized the increase of issue and outstanding shares of the NMED stock by 37,056. The shares are fully paid for and non-assessable and are being issued pursuant to the equity purchase agreement with the Premier Venture Partners, LLC dated December 10, 2014 and the 1st Put Notice dated May 1st, 2015.

On May 8, 2015 the Board of Directors authorized the increase of issue and outstanding shares of the NMED stock by 37,336. The shares are fully paid for and non-assessable and are being issued pursuant to the equity purchase agreement with the Premier Venture Partners, LLC dated December 10, 2014 and the 2nd Put Notice dated May 8th, 2015.

The current number of shares of common stock issued and outstanding is: 29,768,750. The number of shares currently available for issuance on the S-1 is: 16,323,848

Item 9.             Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On December 26, 2014, DKM Certified Public Accountants (“DKM”) declined to stand for appointment as the Company’s independent accountant.

DKM’s report on the financial statements for the years ended April 30, 2014, and 2013, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting, except that the report contained an explanatory paragraph stating that there was substantial doubt about the Company’s ability to continue as a going concern.

Our Board of Directors participated in and approved the decision to change independent accountants. Through the period covered by the financial review of financial statements of the quarterly period October 31, 2014, there have been no disagreements with DKM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of DKM, would have caused them to make reference thereto in their report on the financial statements. Through the interim period December 26, 2014 (the date of resignation of the former accountant), there have been no disagreements with DKM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of DKM would have caused them to make reference thereto in their report on the financial statements.

We have authorized DKM to respond fully to the inquiries of the successor accountant.

During the interim period through December 26, 2014, there have been no reportable events with us as set forth in Item 304(a)(1)(iv) of Regulation S-K.

The Company provided a copy of the foregoing disclosures to DKM prior to the date of the filing of this Report and requested that DKM furnish a letter addressed to the Securities & Exchange Commission stating whether or not it agrees with the statements in this Report. A copy of such letter is filed as Exhibit 16.1 to this Form 8-K.

(2) New Independent Accountants:

On December 26, 2014 the Company engaged Green & Company CPA’s of Tampa, Florida, as its new registered independent public accountant. During the years ended April 30, 2014, and 2013, and prior to December 26, 2014 (the date of the new engagement), we did not consult with Green & Company CPA’s regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company’s financial statements by Green & Company CPA’s, in either case where written or oral advice provided by Green & Company CPA’s would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

Item 9A.          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report on Form 10-K (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. With the participation of our chief executive and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2015, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based upon such evaluation, our management concluded that our internal controls are ineffective over financial reporting. The Board of Directors does not have any independent members and no director qualifies as an audit committee financial expert as defined in Item 207(d)(5)(ii) of Regulation S-B. Currently we do not have the available personnel for proper segregation of duties. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended April 30, 2015, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.          Other Information

None.

PART III

Item 10.           Directors and Executive Officers and Corporate Governance

Directors and Executive Officers

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Michael Palethorpe	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	45	December 31, 2012

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended April 30, 2015, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

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

Nomination Process

As of April 30, 2015, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

Item 11.           Executive Compensation

The particulars of the compensation paid to the following person at the end of the years ended April 30, 2015 and 2014:

principal executive officer;

who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Michael Palethorpe(1) President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	2015 2014 2013	72,000 72,000 0	0 0 0	0 0 0	0 1,271,000 0	0 0 0	0 0 0	0 0 0	72,000 1,343,000 0

Michael Palethorpe was appointed as our president, chief executive officer, chief financial officer, secretary, treasurer and director on December 31, 2012.

Narrative Disclosure to Summary Compensation Table

As of May 1, 2014 the Company’s shareholders holding a majority of the voting power have approved the suspension of the present stock option agreement, until a new employment agreement has been agreed upon. The vesting provisions have also been suspended, resulting in the associated expense to be delayed until a new employment agreement has been has been agreed upon. In addition, the annual stock option grant equal to 30% of his base salary has also been suspended.

Michael Palethorpe was awarded $72,000 in the year ended April 30, 2015 and $72,000 for his March and April 2014 services, in his capacity as an officer.

Stock Option Plan

Of the 2,013,500 options granted on April 30, 2014, 504,500 stock options have been vested. Until a new employment agreement has been agreed upon no further options are to be granted and the vesting of the issued options haves been suspended.

The new agreement may have different terms related to the granting, vesting, exercise price, and contractual life of the above and future stock options.

Transactions involving the Company’s option issuance are summarized as follows:

		Weighted
	Number of	Average Price
	Stock Options	Per Share
Outstanding at April 30, 2014	2,013,500	$0.75
Granted	-	-
Exercised	-	-
Cancel or expired	-	-
Outstanding at April 30, 2015	2,013,500	$0.75
Suspended options yet to be vested	1,509,000
Suspended options vested at April 30, 2015	504,500

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended April 30, 2015.

Option Exercises and Stock Vested

During our fiscal year ended April 30, 2015 there were no options exercised by our named officers.

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

Item 12.           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 30, 2015, by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class
Michael Palethorpe(2) 28202 N. 58th Street Cave Creek, AZ 85331	17,000,000	57.1%
Directors and Executive Officers as a Group	17,000,000	57.1%
Cede & Co (Fast Account) 570 Washington BLVD Jersey City NJ 07310	9,283,750	31.2%
Other Shareholders	3,485,000	11.7%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 30, 2015. As of April 30, 2015 there were 29,768,750 shares of our company’s common stock issued and outstanding.

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

As of April 30, 2015, our company was obligated to Michael Palethorpe for a non-interest bearing demand loan with a balance of $8,632

Item 14.           Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended April 30, 2015 and 2014, for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended April 30,
	2015	2014
Audit Fees (1)	$18,000	$9,000
Audit Related Fees (2)	$0	$0
Tax Fees (3)	$1,200	$1,100
All Other Fees (4)	$500	$0
Total	$19,700	$10,100

(1)

Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q.

(2)

Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax return, tax planning, and tax advice.

(4)	All other fees consist of services that are normally provided in connection with statutory or regulatory filings or engagements fees billed for all other services.

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

Item 15.           Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit No.	Description
(3)	(i) Articles of Incorporation, (ii) Bylaws

3.1	Articles of Incorporation of Registrant (incorporated by reference to our Registration Statement on Form S-1 filed on July 19, 2010)

3.2	By-Laws (incorporated by reference to our Registration Statement on Form S-1 filed on July 19, 2010)

3.3	Amended and Revised By-Laws (incorporated by reference to our Current Report on Form 8-K filed on July 8, 2011)

3.4	.Certificate of Change (incorporated by reference to our Current Report on Form 8-K filed on April 19, 2013)

3.5	Certificate of Change (incorporated by reference to our Current Report on Form 8-K filed on April 4, 2014)

3.6	Certificate of Change (incorporated by reference to our Current Report on Form 8-K filed on December 17, 2014)

Exhibit No.	Description
3.7	Certificate of Change (incorporated by reference to our Current Report on Form 8-K filed on February 27, 2015)

3.7	Certificate of Change (incorporated by reference to our Current Report on Form S1 filed on March 2, 2015)

(10)	Material Contracts

10.1	Employment Agreement dated April 1, 2013 between our company and Michael Palethorpe (incorporated by reference to our Registration Statement on Form S-1 filed on January 13, 2015 as Exhibit 10.4).

10.2

Equity Purchase Agreement dated December 10, 2014 between our company and Premier Venture Partners, LLC (incorporated by reference to our Current Report on Form 8-K filed on December 17, 2014 as Exhibit 10.1)

10.3

Registration Rights Agreement dated December 10, 2014 between our company and Premier Venture Partners, LLC (incorporated by reference to our Current Report on Form 8- K filed on December 17, 2014 as Exhibit 10.2).

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

NEW MEDIA INSIGHT GROUP, INC.
(Registrant)

Dated: August 12, 2015	/s/ Michael Palethorpe
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

Dated: August 12, 2015	/s/ Michael Palethorpe
Michael Palethorpe
President, Chief Executive Officer, Chief Financial
Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer, and Principal Accounting Officer)