Form 10-Q
period 2015-07-31
NEW MEDIA INSIGHT GROUP, INC.
filed 2015-09-21
CIK 1493040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
FORM 10–Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2015
or
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
 Yes [  ]      No [X ]
As of September 21, 2015, there were 30,432,600 shares of the issuer’s common stock, par value $0.001, issued and outstanding.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our company’s Form 10-K filed with the SEC on August 13, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ended April 30, 2015.

New Media Insight Group, Inc.
Balance Sheets

	July 31, 2015 (Unaudited)	April 30, 2015
ASSETS
Current Assets
Cash	$5,748	$15,056
Total Current Assets	5,748	15,056
Property and Equipment, net	1,144	1,237
TOTAL ASSETS	$6,892	$16,293

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$18,843	$18,171
Due to related party	24,000	8,632
Convertible promissory note	60,500	60,500
Derivative liability	1,574,882	1,768,464
Total Liabilities	1,678,225	1,855,767

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001, 25,000,000 shares authorized, authorized, none issued and outstanding	-	-
Common Stock, par value $0.001, 850,000,000 shares authorized, 30,432,600 and 29,768,750 shares issued and outstanding, respectively	30,433	29,769
Additional paid-in capital	(719,031)	(721,984)
Accumulated deficit	(982,735)	(1,147,259)
Total Stockholders' Deficit	(1,671,333)	(1,839,474)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,892	$16,293

The accompanying notes are an integral part of these financial statements.

New Media Insight Group, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended
	July 31, 2015	July 31, 2014

REVENUES:	$-	$-

OPERATING EXPENSES:
Selling and advertising	-	28,296
Depreciation and amortization	93	25,132
General and administrative	4,341	3,582
Officer salary including payroll taxes	18,487	19,377
Professional fees	4,247	14,566
Travel expenses	-	3,466
Total Operating Expenses	27,168	94,419

OTHER INCOME (EXPENSES)
Interest expenses	(1,890)	-
Non-operating gain on derivative	193,582	-
Total Other Income (Expenses)	191,692	-

NET INCOME (LOSS)	$164,524	$(94,419)

Basic Income (Loss) per Common Share	$0.01	$(0.00)
Weighted Average Number of Common Shares Outstanding - Basic	30,408,923	29,768,750

Diluted Income (Loss) per Common Share	$0.00	$(0.00)
Weighted Average Number of Common Shares Outstanding - Diluted	84,526,999	29,768,750

The accompanying notes are an integral part of these financial statements.

New Media Insight Group, Inc.
Statements of Cash Flows
(Unaudited)

	Three Months Ended
	July 31, 2015	July 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$164,524	$(94,419)
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation and amortization	93	25,132
Gain on derivative	(193,582)	-
Changes in operating assets and Liabilities:
Accounts payable and accrued liabilities	672	(5,728)
Net cash used in operating activities	(28,293)	(75,015)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from (payments to) related party	15,368	(4,321)
Issuance of common stock for cash	3,617	-
Net cash provided by (used in) financing activities	18,985	(4,321)

Net decrease in cash and cash equivalents	(9,308)	(79,336)
Cash and cash equivalents - beginning of period	15,056	210,099
Cash and cash equivalents - end of period	$5,748	$130,763

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash financing and investing activities:
Share issuance cost	$138,572	$-

The accompanying notes are an integral part of these financials.

New Media Insight Group, Inc.
Notes to Financial Statements
July 31, 2015 and 2014
(Unaudited)

NOTE 1.    ORGANIZATION AND DESCRIPTION OF BUSINESS

New Media Insight Group, Inc. (the "Company") was incorporated on March 29, 2010 in the State of Nevada, U.S.A.  Our fiscal year end is April 30.  Our administrative offices are located in Cave Creek, AZ.

The Company is a development stage company and operates as an internet marketing business providing clients with the latest in new media and mobile / smart phone payment and advertising solutions. The Company is continuing to pursue and expand upon the same business however, it is in the process of significantly enhancing its product and service offering and is developing new and proprietary technology in the area of mobile payments and online monetization. The Company will specialize in developing Internet and mobile marketing, loyalty, and communication solutions. The Company's mission is to help local merchants connect, communicate and transact with their customers in a more effective way.

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

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The interim financial information referred to above has been prepared and presented in conformity with accounting principles generally accepted in the United States of America (GAAP) applicable to interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information regarding the Company's significant accounting policies, refer to the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2015 filed with the Securities and Exchange Commission on August 13, 2015.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates. The Company's periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements. Any account pronouncements will not effect either going concern or revenue.

NOTE 3.   CAPITAL STOCK

Authorized Stock

The Company has authorized 850,000,000 common shares and 25,000,000 preferred shares, both with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Share Issuance

On December 10, 2014, the Company entered into an equity purchase agreement with Premier Venture Partners. Pursuant to the terms of the Equity Purchase Agreement, Premier Venture committed to purchase up to $2,000,000 of our common stock during the Open Period. From time to time during the Open Period, the Company may deliver a drawdown notice to Premier Venture which states the dollar amount that the Company intends to sell to Premier Venture on a date specified in the put notice (the "Put Notice"). The maximum investment amount per notice shall not exceed the lesser of (i) 200% of the average daily trading volume of our common stock on the five trading days prior to the day the Put Notice is received by Premier Venture and (ii) 110% of any previous put amount during the maximum thirty-six (36) month period (however the amount for the preceding (ii) shall never be less than 70,000 shares). The total purchase price to be paid, in connection to the Put Notice, by Premier Venture shall be calculated at a thirty percent (30%) discount to the lowest individual daily volume weighted average price of the common stock of our company during such trading day ("VWAP") of during the five (5) consecutive trading days immediately after the applicable date of the Put Notice, notwithstanding certain provisions pursuant to the Equity Purchase Agreement, less six hundred dollars ($600).

The Company registered 16,397,960 shares in accordance with a certain Registration Rights Agreement and Equity Purchase Agreement, each dated December 10, 2014. The percentage of the total outstanding common stock being registered to be offered by the Selling Security Holders is 35.5% based upon the 46,116,621 common shares if all 16,397,960 were to be issued.

In consideration for the execution and delivery of the Equity Purchase Agreement by Premier Venture, During the three months ended July 31, 2015, the Company issued Premier Venture 71,429 shares of common stock as initial commitment and 459,939 shares of common stock as additional commitment.

On May 1, 2015 the Board of Directors authorized the increase of issue and outstanding shares of the Company's stock by 37,056 for cash of $1,816. The shares are fully paid for and non-assessable and are being issued pursuant to the equity purchase agreement with the Premier Venture Partners, LLC dated December 10, 2014 and the 1st Put Notice dated May 1st, 2015.

On May 8, 2015 the Board of Directors authorized the increase of issue and outstanding shares of the Company's stock by 37,336 for cash of $1,568. The shares are fully paid for and non-assessable and are being issued pursuant to the equity purchase agreement with the Premier Venture Partners, LLC dated December 10, 2014 and the 2nd Put Notice dated May 8th, 2015.

On June 3, 2015 the Board of Directors authorized the increase of issue and outstanding shares of the Company's stock by 58,090 for cash of $2,033. The shares are fully paid for and non-assessable and are being issued pursuant to the equity purchase agreement with the Premier Venture Partners, LLC dated December 10, 2014 and the 3rd Put Notice dated June 3, 2015.

There were 30,432,600 and 29,768,750 common shares issued and outstanding at July 31, 2015 and April 30, 2015 respectively. There are no preferred shares outstanding.

NOTE 4.   PROPERTY AND EQUIPMENT

The following table summarizes the property and Equipment.

	July 31, 2015	April 30, 2015
Property and equipment	$2,079	$2,079
Accumulated depreciation	(935)	(842)
	$1,144	$1,237

During the three months ended July 31, 2015 and 2014, the depreciation was $93 and $132, respectively.

NOTE 5.   OPTIONS

The options have been granted in conjunction with an employment agreement. The following table summarizes the options at July 31, 2015

Exercise Prices	Number of Stock Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Actual Number Exercisable	Weighted Average Exercise Price
$0.75	2,013,500	1.88	$0.75	504,500	$0.75
	2,013,500	1.88	$0.75	504,500	$0.75

Transactions involving the Company's option issuance are summarized as follows:

	Number of Stock Options	Weighted Average Price Per Share
Outstanding at April 30, 2015	2,013,500	$0.75
Granted	-	-
Exercised	-	-
Cancel or expired	-	-
Outstanding at July 31, 2015	2,013,500	$0.75
Options yet to be vested	1,509,000
Options vested at July 31, 2015	504,500

NOTE 6.   WARRANTS

The warrants were issued in conjunction with certain common stock offerings. Transactions involving the Company's warrants issuance are summarized as follows:

	Number of Warrants	Weighted Average Price Per Share
Outstanding at April 30, 2015	1,100,000	$1.00
Granted	-	-
Exercised	-	-
Cancel or expired	(1,100,000)	$1.00
Outstanding at July 31, 2015	-	-

NOTE 7.   DERIVATIVE LIABILITY

The Company reviews the terms of equity purchase agreement and the terms of convertible debt issues to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments. In circumstances where the host instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense. When the equity or convertible debt instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds received are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the host instruments themselves, usually resulting in those instruments being recorded at a discount from their face value. The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to interest expense, using the effective interest method.

Equity purchase agreement with Premier Venture Partners

On December 10, 2014, the Company entered into an equity purchase agreement with Premier Venture Partners. Pursuant to the terms of the Equity Purchase Agreement, Premier Venture committed to purchase up to $2,000,000 of our common stock during the Open Period. From time to time during the Open Period, the Company may deliver a drawdown notice to Premier Venture which states the dollar amount that the Company intends to sell to Premier Venture on a date specified in the put notice (the "Put Notice"). The maximum investment amount per notice shall not exceed the lesser of (i) 200% of the average daily trading volume of our common stock on the five trading days prior to the day the Put Notice is received by Premier Venture and (ii) 110% of any previous put amount during the maximum thirty-six (36) month period (however the amount for the preceding (ii) shall never be less than 70,000 shares). The total purchase price to be paid, in connection to the Put Notice, by Premier Venture shall be calculated at a thirty percent (30%) discount to the lowest individual daily volume weighted average price of the common stock of our company during such trading day ("VWAP") of during the five (5) consecutive trading days immediately after the applicable date of the Put Notice, notwithstanding certain provisions pursuant to the Equity Purchase Agreement, less six hundred dollars ($600).

There is a derivative in the Equity Purchase Agreement. The Company evaluated the terms of the conversion features of the equity purchase agreement in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity's Own Stock and determined it is indexed to the Company's common stock and that the conversion features meet the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability.

The Company used the following Black-Scholes assumptions in arriving at the fair value of this derivative.

Stock price	$0.055
Expected term	0.36 year
Expected volatility	181.5%
Risk free interest rate	0.08%
Dividend yield	0

The continuity schedule of this derivative is as follows:

Balance -April 30, 2015	$1,768,464
Fair Value Adjustment	(288,618)
Balance - July 31, 2015	$1,479,846

Convertible Promissory Note with Iconic Holdings

On April 9, 2015, we entered into a 10% Convertible Promissory Note with Iconic Holdings for the amount of $60,500. The irrevocable transfer agent instructions were issued.

The Stock Price shall be equal to 60% of the lowest trading price of the Company's common stock during the 15 consecutive trading days prior to the date on which Holder elects to convert all or part of the Note.

There is a derivative in the loan agreement. Because the warrant values exceeded the note values after the beneficial conversion feature discount, the warrants have been bifurcated out and recorded separately. The initial value was the fair value less the fair value of the debt discount. The difference between the amortized fair value and the revalued fair value at each reporting period is recorded as a derivative liability. This derivative liability will change every reporting period based on the current market conditions.

The Company used the following Black-Scholes assumptions in arriving at the fair value of the warrants.

Stock price	$0.55
Expected term	0.69 year
Expected volatility	213.8%
Risk free interest rate	0.14%
Dividend yield	0

The continuity schedule of this derivative is as follows:

Balance -April 30, 2015	$-
Derivative Liability	70,924
Fair Value Adjustment	24,112
Balance - July 31, 2015	$95,036

NOTE 8.   DUE TO RELATED PARTY

As at July 31, 2015 and April 30, 2015, the Company was obligated to a director, who is also an officer, for a non-interest bearing demand loan with a balance of $24,000 and $8,632, respectively. Interest is immaterial.

NOTE 9.   GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at July 31, 2015, the Company had an accumulated deficit of $982,735, and a negative working capital of $1,672,477 and has earned $38,690 in revenues since inception. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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
All references in this Form 10-Q (this “Report”) to “company”, “we”, “us”, or “our” are to New Media Insight Group, Inc.
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
These amendments have been reviewed by the Financial Industry Regulatory Authority and have been approved for filing with an effective date of April 7, 2014.
The reverse split became effective with the Over-the-Counter Bulletin Board at the opening of trading on April 7, 2014. Our trading symbol is “NMED”. Our new CUSIP number is 64704U 306.

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
On April 9, 2015, we entered in a note purchase agreement with Iconic Holdings, LLC (“Iconic”). Pursuant to this agreement, we sold a convertible promissory note representing the sum of $60,500 to Iconic for $50,000 in cash, $5,000 for due diligence services, and $5,500 as an original issue discount. The note is due April 9, 2016, carries 10% interest per annum and may be converting into common shares of our company at a conversion price of 60% of the lowest trading price of our common stock during the 15 consecutive trading days prior to the date on which holder elects to convert all or part of the note.

On May 12, 2015, we entered acquisition talks with a sales agency in Canada. If the acquisition goes through they would provide a significant boost in sales in Canada and the USA. Acquisition talks have continued and progress has been made, however no agreement has been reached at this time.
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
Results of Operations
The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended April 30, 2015.

Our operating results for the three month periods ended July 31, 2015 and 2014 are summarized as follows:
	Three Months Ended July 31,
	2015	2014
Revenue	$-	$-
Operating Expenses	$27,168	$94,419
Other Income	$191,692	$-
Net Income (Loss)	$164,524	$(94,419)
Revenue
Our company earned its initial revenues starting in the third quarter of the fiscal year ended April 30, 2011. The revenues were from the sale of website designs, search engine optimization programs, and viral social media marketing campaigns, and were recognized upon the completion of these programs. We earned revenues of $0 for the three months ended July 31, 2015 compared to revenues of $0 for the three months ended July 31, 2014. No revenues in 2015 can be attributed to a conscious decision on the part of our directors to retrench their efforts and spend the requisite time needed to both understand and exploit the burgeoning use of mobile technology. Until our re-sharpened efforts gain traction, growth will remain slow.
Expenses
Our total expenses for the three month periods ended July 31, 2015 and 2014 are outlined in the table below:
	Three Months Ended July 31,
	2015	2014
Selling and Advertising	$-	28,296
General and administrative	$4,341	3,582
Officer Salary	$18,487	19,377
Amortization/Depreciation	$93	25,132
Travel Cost	$-	3,466
Professional fees	$4,247	14,566
Total	$27,168	94,419
Expenses for the three month period ended July 31, 2015 decreased by $67,251 substantially compared to the comparative period in 2014. The decreases for the three month period ended July 31, 2015 were primarily as a result of significant decreases in selling and advertising cost, travel costs, professional fees and amortization due to intangible assets fully amortized during the year ended April 30, 2015.
Liquidity and Financial Condition
Working Capital

	At	At
	July 31,	April 30,
	2015	2015	Change
Current Assets	$5,748	$15,056	$(9,308)
Current Liabilities	$1,678,225	$1,855,767	$(177,542)
Working Capital (Deficit)	$(1,672,477)	$(1,840,711)	$168,234

Cash Flows

	Three Months Ended July 31,
	2015	2014
Net Cash Provided By (Used In) Operating Activities	$(28,293)	$(75,015)
Net Cash Used by Investing Activities	$-	$-
Net Cash Provided By (Used In) Financing Activities	$18,985	$(4,321)
Net Increase (Decrease) in Cash During the Period	$(9,308)	$(79,336)
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
Liquidity and Capital Resources
Growth of our operations will be based on our ability to internally finance from cash flow and raise equity and/or debt to increase sales and production. Our primary sources of liquidity are: (i) cash from sales of our services; and (ii) financing activities. Our cash balance as of July 31, 2015 was $5,748.
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
Going Concern
As of the three month period ended July 31, 2015, our company has a gain of $164,524 and an accumulated deficit of $982,735. Our company intends to fund operations through operational cash flow and equity/debt financing arrangements. These sources may be insufficient to fund its capital expenditures, working capital and other cash requirements for the future. In response to these problems, management intends to raise additional funds through increased sales and public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

10.6	Note Purchase Agreement dated April, 9, 2015 between our company and Iconic Holdings, LLC.*

10.7	Convertible Promissory Note dated April, 9, 2015 between our company and Iconic Holdings, LLC.*

(14)	Code of Ethics

14.1	Code of Ethics (Incorporated by reference to our Annual Report on Form 10-K filed on July 29, 2011).

(31)	Rule 13a-14(d)/15d-14(d) Certifications

31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

(32)	Section 1350 Certifications

32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

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

NEW MEDIA INSIGHT GROUP, INC.

Dated: September 21, 2015	By:	/s/Michael Palethorpe
Michael Palethorpe
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)