Form 10-Q
period 2015-10-31
NEW MEDIA INSIGHT GROUP, INC.
filed 2017-06-13
CIK 1493040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

Or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 000-54718

New Media Insight Group, Inc.
(Exact name of registrant as specified in its charter)

Nevada		27-2235001
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

28202 N. 58th Street Cave Creek, AZ		85331
(Address of principal executive offices)		(Zip Code)

(480) 275-2294
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May 8, 2017, there were 38,899,269 shares of registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our company’s annual report on Form 10-K filed with the SEC on August 13, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ended April 30, 2016.

NEW MEDIA INSIGHT GROUP, INC.

CONDENSED BALANCE SHEETS

	October 31, 2015	April 30, 2015
	(unaudited)
ASSETS
Current assets:
Cash	$734	$15,056
Total current assets	734	15,056

Property and equipment, net	1,051	1,237

Total Assets	$1,785	$16,293

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$40,828	$18,171
Due to related party	24,000	8,632
Convertible promissory note	50,500	60,500
Derivative liabilities	1,315,730	1,768,464
Total current liabilities	1,431,058	1,855,767

Stockholders’ deficit:
Preferred stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 850,000,000 shares authorized, 31,099,267 and 29,768,750 shares issued and outstanding as of October 31, 2015 and April 30, 2015, respectively	31,099	29,769
Additional paid in capital	(634,186)	(721,984)
Accumulated deficit	(826,186)	(1,147,259)
Total stockholders’ deficit	(1,429,273)	(1,839,474)

Total liabilities and stockholders’ deficit	$1,785	$16,293

The accompanying notes are an integral part of these unaudited condensed financial statements

NEW MEDIA INSIGHT GROUP, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended October 31,		Six months ended October 31,
	2015	2014	2015	2014
REVENUES	$-	$-	$-	$-

OPERATING EXPENSES:
Selling, general and administrative	27,274	79,728	54,349	149,015
Depreciation and amortization	93	25,133	186	50,265
Total operating expenses	27,367	104,861	54,535	199,280

Net loss from operations	(27,367)	(104,861)	(54,535)	(199,280)

OTHER INCOME (EXPENSES):
Interest expense	(136,160)	-	(138,050)	-
Change in fair value of derivative liabilities	320,076	-	513,658	-
Total other income (expense)	183,916	-	375,608	-

NET INCOME (LOSS)	$156,549	$(104,861)	$321,073	$(199,280)

Basic income (loss) per common share	$0.01	$(0.00)	$0.01	$(0.01)

Diluted income (loss) per common share	$0.00	$(0.00)	$0.00	$(0.01)

Weighted average number of common shares outstanding-basic	30,485,994	29,768,750	30,570,281	29,768,750

Weighted average number of common shares outstanding-diluted	226,436,782	29,768,750	226,521,069	29,768,750

The accompanying notes are an integral part of these unaudited condensed financial statements

NEW MEDIA INSIGHT GROUP, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED OCTOBER 31, 2015

(unaudited)

					Additional
	Preferred stock		Common stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, April 30, 2014	-	$-	29,768,750	$29,769	$1,159,609	$(911,471)	$277,907
Derivative liability	-	-	-	-	(1,881,593)	-	(1,881,593)
Net loss	-	-	-	-	-	(235,788)	(235,788)
Balance, April 30, 2015	-	$-	29,768,750	$29,769	$(721,984)	$(1,147,259)	$(1,839,474)
Common stock issued in as commitment fees	-	-	531,368	531	63,180	-	63,711
Common stock issued in settlement of convertible debt	-	-	666,667	667	19,333	-	20,000
Sale of common stock	-	-	132,482	132	5,285	-	5,417
Net income	-	-	-	-	-	321,073	321,073
Balance, October 31, 2015	-	$-	31,099,267	$31,099	$(634,186)	$(826,186)	$(1,429,273)

The accompanying notes are an integral part of these unaudited condensed financial statements

NEW MEDIA INSIGHT GROUP, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended October 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) for the period	$321,073	$(199,280)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	186	50,265
Amortization of debt discounts	70,924	-
Common stock issued as commitment fee	63,711	-
Change in fair value of derivative liabilities	(513,658)	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	22,657	(5,029)
Net cash used in operating activities	(35,107)	(154,044)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from (payments to) related party	15,368	(4,321)
Sale of common stock	5,417	-
Net cash provided by (used in) financing activities	20,785	(4,321)

Net decrease in cash	(14,322)	(158,365)

Cash-beginning of period	15,056	210,099
Cash-end of period	$734	$51,734

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Common stock issued in settlement of convertible note payable	$3,734	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

NEW MEDIA INSIGHT GROUP, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

OCTOBER 31, 2015

(unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

New Media Insight Group, Inc. (the “Company”) was incorporated on March 29, 2010 in the State of Nevada, U.S.A. Our fiscal year end is April 30. Our administrative offices are located in Cave Creek, AZ.

The Company is a pre revenue stage company and operates as an internet marketing business providing clients with the latest in new media and mobile / smart phone payment and advertising solutions. The Company is continuing to pursue and expand upon the same business; however, it is in the process of significantly enhancing its product and service offering and is developing new and proprietary technology in the area of mobile payments and online monetization. The Company intends to specialize in developing Internet and mobile marketing, loyalty, and communication solutions. The Company’s mission is to help local merchants connect, communicate and transact with their customers in a more effective way.

The Company has devoted substantially all of its efforts to raising capital, planning and implementing the principal operations. The Company may continue to incur significant operating losses and to generate negative cash flow from operating activities. The Company’s ability to eliminate operating losses and to generate positive cash flow from operations in the future will depend upon a variety of factors, many of which it is unable to control.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The interim financial information referred to above has been prepared and presented in conformity with accounting principles generally accepted in the United States of America (GAAP) applicable to interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information regarding the Company’s significant accounting policies, refer to the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2015 filed with the Securities and Exchange Commission on August 13, 2015.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

NEW MEDIA INSIGHT GROUP, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

OCTOBER 31, 2015

(unaudited)

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3. GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of October 31, 2015, the Company had cash of $734 and working capital deficit (current liabilities in excess of current assets) of $1,430,324. During the six months ended October 31, 2015, the Company used net cash in operating activities of $35,107. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company does not have sufficient funds to meet its funding requirements.

The Company’s primary source of operating funds since inception has been cash proceeds from private placements of common stock, notes payable and from advances from related parties. The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. The Company has stockholders’ deficiencies at October 31, 2015 and requires additional financing to fund future operations. Further, the Company does not have any commercial products available for sale and there is no assurance that if approval of their products is received that the Company will be able to generate cash flow to fund operations.

Accordingly, the accompanying condensed financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The condensed financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NOTE 4. CAPITAL STOCK

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

NEW MEDIA INSIGHT GROUP, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

OCTOBER 31, 2015

(unaudited)

The Company registered 16,397,960 shares in accordance with a certain Registration Rights Agreement and Equity Purchase Agreement, each dated December 10, 2014. The percentage of the total outstanding common stock registered for resale by the selling security holders was 35.5%, based on the 46,116,621 common shares outstanding as of October 31, 2015.

In consideration for the execution and delivery of the Equity Purchase Agreement by Premier Venture, during the six months ended October 31, 2016, the Company issued Premier Venture 71,429 shares of common stock as initial commitment and 459,939 shares of common stock as additional commitment.

On May 1, 2015, the Board of Directors authorized the issuance of 37,056 shares of common stock for cash of $1,816. The shares are fully paid for and non-assessable and are being issued pursuant to the equity purchase agreement with the Premier Venture Partners, LLC dated December 10, 2014 and the 1st Put Notice dated May 1, 2015.

On May 8, 2015, the Board of Directors authorized the issuance of 37,336 shares of common stock for cash of $1,568. The shares are fully paid for and non-assessable and are being issued pursuant to the equity purchase agreement with the Premier Venture Partners, LLC dated December 10, 2014 and the 2nd Put Notice dated May 8, 2015.

On June 3, 2015, the Board of Directors authorized the issuance of 58,090 shares of common stock for cash of $2,033. The shares are fully paid for and non-assessable and are being issued pursuant to the equity purchase agreement with the Premier Venture Partners, LLC dated December 10, 2014 and the 3rd Put Notice dated June 3, 2015.

On October 12, 2015, the Company issued 666,667 shares of its common stock in settlement of $10,000 of convertible notes payable.

There were 31,099,267 and 29,768,750 common shares issued and outstanding at October 31, 2015 and April 30, 2015, respectively. There are no preferred shares outstanding.

NOTE 5. PROPERTY AND EQUIPMENT

The following table summarizes the property and equipment.

	October 31, 2015	April 30, 2015
Property and equipment	$2,079	$2,079
Accumulated depreciation	(1,144)	(842)
	$1,051	$1,237

During the three and six months ended October 31, 2015, the depreciation was $93 and $186, respectively.

During the three and six months ended October 31, 2014, the depreciation was $133 and $265, respectively.

NEW MEDIA INSIGHT GROUP, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

OCTOBER 31, 2015

(unaudited)

NOTE 6. OPTIONS

The options have been granted in conjunction with an employment agreement. The following table summarizes the options at October 31, 2015

Exercise Prices	Number of Stock Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Actual Number Exercisable	Weighted Average Exercise Price
$0.75	2,013,500	1.63	$0.75	504,500	$0.75
	2,013,500	1.63	$0.75	504,500	$0.75

Transactions involving the Company’s option issuance are summarized as follows:

	Number of Stock Options	Weighted Average Price Per Share
Outstanding at April 30, 2015	2,013,500	$0.75
Granted	-	-
Exercised	-	-
Cancel or expired	-	-
Outstanding at October 31, 2015	2,013,500	$0.75
Options yet to be vested	1,509,000
Options vested at October 31, 2015	504,500

NOTE 7. WARRANTS

The warrants were issued in conjunction with certain common stock offerings. Transactions involving the Company’s warrants issuance are summarized as follows:

	Number of Warrants	Weighted Average Price Per Share
Outstanding at April 30, 2015	1,100,000	$1.00
Granted	-	-
Exercised	-	-
Cancel or expired	(1,100,000)	$1.00
Outstanding at October 31, 2015	-	-

NEW MEDIA INSIGHT GROUP, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

OCTOBER 31, 2015

(unaudited)

NOTE 8. DERIVATIVE LIABILITY

The Company reviews the terms of equity purchase agreements and the terms of convertible debt issues to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments. In circumstances where the host instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense. When the equity or convertible debt instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds received are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the host instruments themselves, usually resulting in those instruments being recorded at a discount from their face value. The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to interest expense, using the effective interest method.

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

There is a derivative in the Equity Purchase Agreement. The Company evaluated the terms of the conversion features of the equity purchase agreement in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined it is indexed to the Company’s common stock and that the conversion features meet the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability.

The Company used the following Black-Scholes assumptions in arriving at the fair value of this derivative.

Stock price	$0.015
Expected term	0.11 year
Expected volatility	243.7%
Risk free interest rate	0.01%
Dividend yield	0

NEW MEDIA INSIGHT GROUP, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

OCTOBER 31, 2015

(unaudited)

The continuity schedule of this derivative is as follows:

Balance -April 30, 2015	$1,768,464
Fair Value Adjustment	(514,043)
Balance – October 31, 2015	$1,254,421

Convertible Promissory Note with Iconic Holdings

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

The Company used the following Black-Scholes assumptions in arriving at the fair value of the derivative.

Stock price	$0.015
Expected term	0.44 year
Expected volatility	243.7%
Risk free interest rate	0.23%
Dividend yield	0

The continuity schedule of this derivative is as follows:

Balance -April 30, 2015	$-
Derivative Liability	70,924
Transfer to (from) due to conversion of note payable	(10,000)
Fair Value Adjustment	385
Balance – October 31, 2015	$61,309

NOTE 9. DUE TO RELATED PARTY

As at October 31, 2015 and April 30, 2015, the Company was obligated to a director, who is also an officer, for a non-interest bearing demand loan with a balance of $24,000 and $8,632, respectively. Interest is immaterial.

NEW MEDIA INSIGHT GROUP, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

OCTOBER 31, 2015

(unaudited)

NOTE 10. SUBSEQUENT EVENTS

On June 2, 2016, the Company entered into an investment agreement (the “Investment Agreement”) with Atlanta Capital Partners, LLC (“ACP”), Summit Trading Ltd. (“Summit”) and Leone Group, LLC (“Leone” and collectively with ACP and Summit, the “Investors”). Pursuant to the terms of the Investment Agreement, the Investors agreed to provide funds to the Company on an as needed basis and as requested by the Company, of no more than $50,000. Such funds may be used by the Company for transfer agent, accounting and auditing costs and fees associated with application and approval of quotation on the OTC Pink market. No funds may be used for payments to related parties or for payments to Iconic Holdings, LLC (“Iconic”). Pursuant to the terms of the Investment Agreement, of these funds, $5,000 will be provided upon completion of the audit of the Company’s financial statements for the most recently completed fiscal year, together with receipt by the Company of a final audit report by the auditor.

Each investment will be apportioned pro rata among the Investors and the obligations of each of the Investors under the Investment Agreement are several and not joint. Each investment will be evidenced by a convertible promissory note issued by the Company to the Investor making the investment. Each note will bear interest at a rate of 10% and will convert, at any time, at the Investor’s option, at a conversion rate equal to 50% of the lowest trading price of the Company’s common stock during the five days prior to such notice of conversion.

Effectiveness of the Investment Agreement and the parties’ obligations thereunder are conditioned upon, among other things, entry into subscription agreements relating to the Company Sales (as defined below), execution of the Debt Settlement Agreement (as defined below), and execution of stock purchase agreements relating to the Palethorpe Sales (as defined below). Such additional agreements closed on August 9, 2016.

On June 2, 2016, the Company entered into a debt settlement agreement (the “Debt Settlement Agreement”) with Mr. Palethorpe, pursuant to which the Company and Mr. Palethorpe agreed to settle certain outstanding debt owed to Mr. Palethorpe by the Company for services previously provided by Mr. Palethorpe to the Company. The Company agreed to (i) pay Mr. Palethorpe $2,800 in cash on the closing date (the “Closing Date”), (ii) pay Mr. Palethorpe $5,000.00 upon the completion of the audit of the Company’s financial statements for the most recently completed fiscal year, together with the receipt by the Company of a final audit report by the auditor, and (iii) issue to Mr. Palethorpe 3,500,000 shares of Company common stock on the Closing Date. The Debt Settlement Agreement was effective as of the closing of the various other agreements herein described on August 8, 2016.

Effective August 9, 2016, Michael Palethorpe, the Company’s President, Chief Executive Officer, Secretary, Treasurer, sole director and majority stockholder, sold to each of ACP, an entity wholly owned by David Kugelman, the Company’s temporary Chief Financial Officer, Leone and Summit 5,666,666 shares of Company common stock in exchange for payment of $566.67 ($1,700 in the aggregate) to Mr. Palethorpe (collectively, the “Palethorpe Sales”). Each of ACP, Leone and Summit used his or its personal funds for such stock purchases. The Palethorpe Sales resulted in a change of control of the Company. As a result of the Palethorpe Sales, each of ACP, Leone and Summit owned approximately 18.2% of the Company’s outstanding common stock, based on 31,099,267 shares outstanding.

In addition, effective August 8, 2016:

(i) Each of ACP, Leone and Summit purchased from the Company 933,334 shares in exchange for payment of $934.00 ($2,802 in the aggregate) to the Company (the “KLS Sales”),

(ii) Iconic Holdings, LLC (“Iconic”) purchased from the Company 1,500,000 shares in exchange for payment of $1,500.00 to the Company (the “Iconic Sale”), and

(iii) Mr. Palethorpe purchased from the Company 3,500,000 shares valued at $3,500.00 (collectively with the KLS Sales and the Iconic Sale, the “Company Sales”).

NEW MEDIA INSIGHT GROUP, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

OCTOBER 31, 2015

(unaudited)

After giving effect to the Palethorpe Sales and the Company Sales, there were 38,899,269 shares of Company common stock outstanding and (i) each of ACP, Leone and Summit owned 6,600,000 shares of Company common stock, representing approximately 17.0% of the Company’s outstanding common stock, (ii) Iconic owned 1,500,000 shares of Company common stock, representing approximately 3.9% of the Company’s outstanding common stock, and (iii) Mr. Palethorpe owned 3,500,002 shares of Company common stock representing approximately 9.0% of the Company’s outstanding common stock.

On August 8, 2016, Mr. Palethorpe resigned as Chief Financial Officer of the Company. Mr. Palethorpe retained the titles of President, Chief Executive Officer, Secretary and Treasurer and remained a member of the Company’s board of directors. Mr. Palethorpe agreed to retain his officer positions with the Company for a period not to exceed six months from the closing date of the Palethorpe Sales.  Also on August 8, 2016, the Company appointed Kugelman as the Company’s temporary Chief Financial Officer.

On August 12, 2016, the Company sold 2,800,002 shares of its common stock for net proceeds of $2,800, issued 1,500,000 of its common stock for services valued at $7,500 and 3,500,000 shares of its common stock in settlement of its related party loans due of $16,713.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the “Risk Factors” section in our annual report on Form 10-K, as filed on August 13, 2015. You should carefully review the risks described in our annual report on Form 10-K and in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this quarterly report on Form 10-Q to “company”, “we”, “us”, or “our” are to New Media Insight Group, Inc.

General Overview

Effective April 7, 2014, we effected a 1-for-2 reverse split of our company’s shares of common stock (the “Reverse Split”) and decreased our authorized shares to 850,000,000 shares of common stock. Our trading symbol is “NMED”. Our new CUSIP number is 64704U 306.

Throughout this quarterly report on Form 10-Q, each instance that refers to a number of shares of our common stock, refers to the number of shares of common stock after giving effect to the Reverse Split, unless otherwise indicated.

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

On December 10, 2014, we entered into an equity purchase agreement with Premier Venture Partners (“Premiere”), pursuant to which we agreed to sell to Premier an indeterminate number of shares of our common stock, up to an aggregate purchase price of $2,000,000. On February 25, 2015, we amended the equity purchase agreement such that it terminates upon the occurrence of a material adverse effect, as defined in the equity purchase agreement.

On April 9, 2015, we entered in a note purchase agreement with Iconic Holdings, LLC (“Iconic”). Pursuant to this agreement, we sold a convertible promissory note representing the sum of $60,500 to Iconic for $50,000 in cash, $5,000 for due diligence services, and $5,500 as an original issue discount. The note is due April 9, 2016 , carries 10% interest per annum and may be converting into common shares of our company at a conversion price of 60% of the lowest trading price of our common stock during the 15 consecutive trading days prior to the date on which holder elects to convert all or part of the note.

On May 12, 2015, we entered acquisition talks with a sales agency in Canada. If the acquisition goes through they would provide a significant boost in sales in Canada and the USA. Acquisition talks have continued and progress has been made, however no agreement has been reached at this time.

On June 2, 2016, the Company entered into an investment agreement (the “Investment Agreement”) with Atlanta Capital Partners, LLC (“ACP”), Summit Trading Ltd. (“Summit”) and Leone Group, LLC (“Leone” and collectively with ACP and Summit, the “Investors”). Pursuant to the terms of the Investment Agreement, the Investors agreed to provide funds to the Company on an as needed basis and as requested by the Company, of no more than $50,000. Such funds may be used by the Company for transfer agent, accounting and auditing costs and fees associated with application and approval of quotation on the OTC Pink market. No funds may be used for payments to related parties or for payments to Iconic Holdings, LLC (“Iconic”). Pursuant to the terms of the Investment Agreement, of these funds, $5,000 will be provided upon completion of the audit of the Company’s financial statements for the most recently completed fiscal year, together with receipt by the Company of a final audit report by the auditor.

Each investment will be apportioned pro rata among the Investors and the obligations of each of the Investors under the Investment Agreement are several and not joint. Each investment will be evidenced by a convertible promissory note issued by the Company to the Investor making the investment. Each note will bear interest at a rate of 10% and will convert, at any time, at the Investor’s option, at a conversion rate equal to 50% of the lowest trading price of the Company’s common stock during the five days prior to such notice of conversion.

Effectiveness of the Investment Agreement and the parties’ obligations thereunder are conditioned upon, among other things, entry into subscription agreements relating to the Company Sales (as defined below), execution of the Debt Settlement Agreement (as defined below), and execution of stock purchase agreements relating to the Palethorpe Sales (as defined below). Such additional agreements closed on August 9, 2016.

On June 2, 2016, the Company entered into a debt settlement agreement (the “Debt Settlement Agreement”) with Mr. Palethorpe, pursuant to which the Company and Mr. Palethorpe agreed to settle certain outstanding debt owed to Mr. Palethorpe by the Company for services previously provided by Mr. Palethorpe to the Company. The Company agreed to (i) pay Mr. Palethorpe $2,800 in cash on the closing date (the “Closing Date”), (ii) pay Mr. Palethorpe $5,000.00 upon the completion of the audit of the Company’s financial statements for the most recently completed fiscal year, together with the receipt by the Company of a final audit report by the auditor, and (iii) issue to Mr. Palethorpe 3,500,000 shares of Company common stock on the Closing Date. The Debt Settlement Agreement was effective as of the closing of the various other agreements herein described on August 8, 2016.

Effective August 9, 2016, Michael Palethorpe, the Company’s President, Chief Executive Officer, Secretary, Treasurer, sole director and majority stockholder, sold to each of ACP, an entity wholly owned by David Kugelman, the Company’s temporary Chief Financial Officer, Leone and Summit 5,666,666 shares of Company common stock in exchange for payment of $566.67 ($1,700 in the aggregate) to Mr. Palethorpe (collectively, the “Palethorpe Sales”). Each of ACP, Leone and Summit used his or its personal funds for such stock purchases. The Palethorpe Sales resulted in a change of control of the Company. As a result of the Palethorpe Sales, each of ACP, Leone and Summit owned approximately 18.2% of the Company’s outstanding common stock, based on 31,099,267 shares outstanding.

In addition, effective August 8, 2016:

(i) Each of ACP, Leone and Summit purchased from the Company 933,334 shares in exchange for payment of $934.00 ($2,802 in the aggregate) to the Company (the “KLS Sales”),

(ii) Iconic Holdings, LLC (“Iconic”) purchased from the Company 1,500,000 shares in exchange for payment of $1,500.00 to the Company (the “Iconic Sale”), and

(iii) Mr. Palethorpe purchased from the Company 3,500,000 shares valued at $3,500.00 (collectively with the KLS Sales and the Iconic Sale, the “Company Sales”).

After giving effect to the Palethorpe Sales and the Company Sales, there were 38,899,269 shares of Company common stock outstanding and (i) each of ACP, Leone and Summit owned 6,600,000 shares of Company common stock, representing approximately 17.0% of the Company’s outstanding common stock, (ii) Iconic owned 1,500,000 shares of Company common stock, representing approximately 3.9% of the Company’s outstanding common stock, and (iii) Mr. Palethorpe owned 3,500,002 shares of Company common stock representing approximately 9.0% of the Company’s outstanding common stock.

On August 8, 2016, Mr. Palethorpe resigned as Chief Financial Officer of the Company. Mr. Palethorpe retained the titles of President, Chief Executive Officer, Secretary and Treasurer and remained a member of the Company’s board of directors. Mr. Palethorpe agreed to retain his officer positions with the Company for a period not to exceed six months from the closing date of the Palethorpe Sales.  Also on August 8, 2016, the Company appointed Kugelman as the Company’s temporary Chief Financial Officer.

On August 12, 2016, the Company sold 2,800,002 shares of its common stock for net proceeds of $2,800, issued 1,500,000 of its common stock for services valued at $7,500 and 3,500,000 shares of its common stock in settlement of its related party loans due of $16,713 .

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

Strategic Initiatives

Fully optimized NMIG website: We are in the late design process to launch our new and fully SEO friendly website . We expect that the site will be optimized to rank high on Google, Bing, and Yahoo organic searches in the states of Washington, Oregon, California, Nevada, and Arizona .

Direct Mail Campaign: We expect to use direct mail as a key driver for our geographic marketing and exposure campaigns. The purpose of these campaigns will be to target market merchants and small and medium sized businesses, whose businesses could benefit from our marketing services and communications technology.

Telemarketing: We are looking to engage an outside telemarketing agency to help with our lead generation and sales of our services to local merchants. This organization’s responsibilities will be to reach the manager, owner or decision maker at a merchant location and set up appointments for one of our representatives to do a more in depth presentation of our services and local marketing platforms and solutions.

Mobile / Smart Phone Advertising: Our company is deeply involved in an effort to expand our services  to include smart phone marketing. The exponential growth of smart phone use and its related marketing potential is unprecedented, and NMIG is now positioned to capitalize on this trend.  We are looking to engage an outside agency to work with to create an exclusive “Mobile Application” which our merchants can use as a “Mobile Rewards and Marketing” application. We are currently in discussions with a number of strong mobile development companies and are in the final stages of selecting our partner for this initiative.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended April 30, 2015.

Results of Operations for the Three Months Ended October 31, 2015 and 2014

We had no revenues from operations for the three months ended October 31, 2015 and 2014.

We incurred operating expenses of $27,367 for the three months ended October 31, 2015 compared to $104,861 for the three months ended October 31, 2014. The decrease is due to fewer consulting fees, travel and other cost in the current period as compared to prior year, in addition to depreciation and amortization expense of $93 incurred in the current period as compared to $25,133 for the same period last year.

Our interest expense was $136,160 for the three months ended October 31, 2015 as compared to $-0- for the same period in 2015. The current period interest was comprised primarily of debt discounts associated with issued convertible note and common stock issued as commitment fees for our line of credit.

As of October 31, 2015, we had outstanding convertible debt and line of credit with variable conversion provisions that had the possibility of exceeding our common shares authorized when considering the number of possible shares that may be issuable to satisfy these settlement provisions. As such, we are required to determine the fair value of this derivative and mark to market each reporting period. For the three months ended October 31, 2015, we incurred a $320,076 gain on change in fair value of our derivative liabilities compared to $-0- in the same period last year.

Results of Operations for the Six Months Ended October 31, 2015 and 2014

We had no revenues from operations for the six months ended October 31, 2015 and 2014.

We incurred operating expenses of $54,535 for the six months ended October 31, 2015 compared to $199,280 for the six months ended October 31, 2014. The decrease is due to fewer consulting fees, travel and other cost in the current period as compared to prior year, in addition to depreciation and amortization expense of $186 incurred in the current period as compared to $50,265 for the same period last year.

Our interest expense was $138,050 for the six months ended October 31, 2015 as compared to $-0- for the same period in 2014. The current period interest was comprised primarily of debt discounts associated with issued convertible note and common stock issued as commitment fees for our line of credit.

As of October 31, 2015, we had outstanding convertible debt and line of credit with variable conversion provisions that had the possibility of exceeding our common shares authorized when considering the number of possible shares that may be issuable to satisfy these settlement provisions. As such, we are required to determine the fair value of this derivative and mark to market each reporting period. For the six months ended October 31, 2015, we incurred a $513,658 gain on change in fair value of our derivative liabilities compared to $-0- in the same period, last year.

Liquidity and Capital Resources

Six Months Ended October 31, 2015 Compared to Six Months Ended October 31, 2014

As of October 31, 2015, we had a working capital deficit (current liabilities in excess of current assets) of $1,430,324, comprised of cash of $734, which was offset by $40,828 of accounts payable and accrued expenses, $24,000 due to related party, $50,500 note payable and $1,315,730 of derivative liabilities. For the six months ended October 31, 2015, we used $35,107 of cash in operating activities and $-0- of cash in investing activities. Cash provided by financing activities totaled $20,785, comprised of proceeds from the sale of our common stock of $5,417 and related party advances of $15,368. In the comparable period in 2014, our aggregate cash used in financing activities totaled $4,321 comprised of related party repayments. At October 31, 2015, we had cash of $734 compared to $15,056 at April 30, 2015. Our cash is held in bank deposit accounts. At October 31, 2015, we had $50,500 convertible debentures outstanding.

Cash used in operations for the six months ended October 31, 2015 and 2014 was $35,107 and $154,044, respectively, which represent cash outlays for research and development and general and administrative expenses in such periods. The decrease in cash outlays principally resulted from fewer operating costs and general and administrative expenses net, with an increase of our outstanding accounts payable by $2,197.

We did not have investing activities for the six months ended October 31, 2015 and 2014.

In their report dated July 18, 2015, our independent registered public accounting firm stated at April 30, 2015, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is an issue raised due to our net losses and negative cash flows from operations since inception and our expectation that these conditions will continue for the foreseeable future. In addition, we will require additional financing to fund future operations.

Further, we do not have any commercial products available for sale and have not generated revenues to date, and there is no assurance that, if approval of our products is received, we will be able to generate cash flow to fund operations. In addition, there can be no assurance that our research and development will be successfully completed or that any product will be approved or commercially viable. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, obtaining loans from various financial institutions or being awarded grants from government agencies, where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”). In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our disclosure controls and procedures regarding a lack of adequate personnel and adequate segregation of duties. Based on management’s evaluation of our disclosure controls and procedures as of October 31, 2015, our principal executive officer and principal financial officer have concluded that, as of that date, our disclosure controls and procedures were not effective.

Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system. Therefore, while there are some compensating controls in place, it is difficult to ensure effective segregation of accounting and financial reporting duties. Management reported a material weakness resulting from the combination of the following significant deficiencies:

●	Lack of segregation of duties in certain accounting and financial reporting processes, including the approval and execution of disbursements;

●	The Company’s corporate governance responsibilities are performed by the Board of Directors; we do not have any independent directors, we do not have an audit committee or compensation committee. Because our Board of Directors only meets periodically throughout the year, several of our corporate governance functions are not performed concurrent (or timely) with the underlying transaction, evaluation, or recordation of the transaction.

While we strive to segregate duties as much as practicable, there is an insufficient volume of transactions at this point in time to justify additional full time staff. We may not be able to fully remediate the material weakness until we increase operations at which time we would expect to hire more staff.

Plan for Remediation of Material Weaknesses

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees and engage outsourced accounting professionals, which will enable us to implement adequate segregation of duties within the internal control framework. We will continue to monitor and assess the costs and benefits of additional staffing.

Changes in Internal Control over Financial Reporting

No changes were made to our internal control over financial reporting since the filing of our quarterly report on Form 10-Q for the quarter ended July 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any 5% registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

ITEM 1A. RISK FACTORS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Description
Number

10.1*	Note Purchase Agreement dated April, 9, 2015 between our company and Iconic Holdings, LLC.

10.2*	Convertible Promissory Note dated April, 9, 2015 between our company and Iconic Holdings, LLC.

31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer

32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW MEDIA INSIGHT GROUP, INC.

Dated: May 8, 2017	By:	/s/ Michael Palethorpe
Michael Palethorpe
President, Chief Executive Officer, Secretary and Treasurer
(principal executive officer)

	By:	/s/ David Kugelman
David Kugelman
Interim Chief Financial Officer (principal financial officer and principal accounting officer)

