Form 10-Q
period 2016-01-31
NEW MEDIA INSIGHT GROUP, INC.
filed 2017-06-13
CIK 1493040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our company’s annual report on Form 10-K filed with the SEC on August 13, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending April 30, 2016.

NEW MEDIA INSIGHT GROUP, INC.

CONDENSED BALANCE SHEETS

	January 31, 2016	April 30, 2015
	(unaudited)
ASSETS
Current assets:
Cash	$832	$15,056
Total current assets	832	15,056

Property and equipment, net	959	1,237

Total Assets	$1,791	$16,293

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$42,760	$18,171
Due to related party	24,313	8,632
Convertible promissory note	50,500	60,500
Derivative liabilities	91,041	1,768,464
Total current liabilities	208,614	1,855,767

Stockholders’ deficit:
Preferred stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 850,000,000 shares authorized, 31,099,267 and 29,768,750 shares issued and outstanding as of January 31, 2016 and April 30, 2015, respectively	31,099	29,769
Additional paid in capital	220,635	(721,984)
Accumulated deficit	(458,557)	(1,147,259)
Total stockholders’ deficit	(206,823)	(1,839,474)

Total liabilities and stockholders’ deficit	$1,791	$16,293

The accompanying notes are an integral part of these unaudited condensed financial statements

NEW MEDIA INSIGHT GROUP, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended January 31,		Nine months ended January 31,
	2016	2015	2016	2015
REVENUES	$-	$-	$-	$-

OPERATING EXPENSES:
Selling, general and administrative	622	56,546	54,971	205,562
Depreciation and amortization	93	25,133	278	75,398
Total operating expenses	715	81,679	55,249	280,960

Net loss from operations	(715)	(81,679)	(55,249)	(280,960)

OTHER INCOME (EXPENSES):
Interest expense	(1,524)	-	(139,574)	-
Change in fair value of derivative liabilities	369,868	-	883,525	-
Total other income (expense)	368,344	-	743,951	-

NET INCOME (LOSS)	$367,629	$(81,679)	$688,702	$(280,960)

Basic income (loss) per common share	$0.01	$(0.00)	$0.02	$(0.01)

Diluted income (loss) per common share	$0.01	$(0.00)	$0.02	$(0.01)

Weighted average number of common shares outstanding-basic	31,099,267	29,768,750	30,690,418	29,768,750

Weighted average number of common shares outstanding-diluted	46,499,115	29,768,750	46,090,266	29,768,750

The accompanying notes are an integral part of these unaudited condensed financial statements

NEW MEDIA INSIGHT GROUP, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED JANUARY 31, 2016

(unaudited)

					Additional
	Preferred stock		Common stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, April 30, 2014	-	$-	29,768,750	$29,769	$1,159,609	$(911,471)	$277,907
Derivative liability	-	-	-	-	(1,881,593)	-	(1,881,593)
Net loss	-	-	-	-	-	(235,788)	(235,788)
Balance, April 30, 2015	-	$-	29,768,750	$29,769	$(721,984)	$(1,147,259)	$(1,839,474)
Common stock issued in as commitment fees	-	-	531,368	531	63,180	-	63,711
Common stock issued in settlement of convertible debt	-	-	666,667	667	19,333	-	20,000
Sale of common stock	-	-	132,482	132	5,285	-	5,417
Reclassify fair value of derivative liability to equity upon expiry of line of credit	-	-	-	-	854,821	-	854,821
Net income	-	-	-	-	-	688,702	688,702
Balance, January 31, 2016	-	$-	31,099,267	$31,099	$220,635	$(458,557)	$(206,823)

The accompanying notes are an integral part of these unaudited condensed financial statements

NEW MEDIA INSIGHT GROUP, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended January 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) for the period	$688,702	$(280,960)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	278	75,398
Amortization of debt discounts	70,924	-
Common stock issued as commitment fee	63,711	-
Change in fair value of derivative liabilities	(883,526)	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	24,589	4,073
Net cash used in operating activities	(35,322)	(201,489)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from (payments to) related party	15,681	(4,317)
Sale of common stock	5,417	-
Net cash provided by (used in) financing activities	21,098	(4,317)

Net decrease in cash	(14,224)	(205,806)

Cash-beginning of period	15,056	210,099
Cash-end of period	$832	$4,293

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Common stock issued in settlement of convertible note payable	$3,734	$-
Reclass derivative liability to equity upon expiry of line of credit	$854,821	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

NEW MEDIA INSIGHT GROUP, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JANUARY 31, 2016

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

JANUARY 31, 2016

(unaudited)

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3. GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of January 31, 2016, the Company had cash of $832 and working capital deficit (current liabilities in excess of current assets) of $207,782. During the nine months ended January 31, 2016, the Company used net cash in operating activities of $35,322. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company does not have sufficient funds to meet its funding requirements.

The Company’s primary source of operating funds since inception has been cash proceeds from private placements of common stock, notes payable and from advances from related parties. The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. The Company has stockholders’ deficiencies at January 31, 2016 and requires additional financing to fund future operations. Further, the Company does not have any commercial products available for sale and there is no assurance that if approval of their products is received that the Company will be able to generate cash flow to fund operations.

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

JANUARY 31, 2016

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

There were 31,099,267 and 29,768,750 common shares issued and outstanding at January 31, 2016 and April 30, 2015 respectively. There are no preferred shares outstanding.

NOTE 5. PROPERTY AND EQUIPMENT

The following table summarizes the property and equipment.

	January 31, 2016	April 30, 2015
Property and equipment	$2,079	$2,079
Accumulated depreciation	(1,120)	(842)
	$959	$1,237

During the three and nine months ended January 31, 2016, the depreciation was $93 and $278, respectively.

During the three and nine months ended January 31, 2015, the depreciation was $133 and $398, respectively.

NEW MEDIA INSIGHT GROUP, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JANUARY 31, 2016

(unaudited)

NOTE 6. OPTIONS

The options have been granted in conjunction with an employment agreement. The following table summarizes the options at January 31, 2016:

Exercise Prices	Number of Stock Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Actual Number Exercisable	Weighted Average Exercise Price
$0.75	2,013,500	1.38	$0.75	504,500	$0.75
	2,013,500	1.38	$0.75	504,500	$0.75

Transactions involving the Company’s option issuance are summarized as follows:

	Number of Stock Options	Weighted Average Price Per Share
Outstanding at April 30, 2015	2,013,500	$0.75
Granted	-	-
Exercised	-	-
Cancel or expired	-	-
Outstanding at January 31, 2016	2,013,500	$0.75
Options yet to be vested	1,509,000
Options vested at January 31, 2016	504,500

NOTE 7. WARRANTS

The warrants were issued in conjunction with certain common stock offerings. Transactions involving the Company’s warrants issuance are summarized as follows:

	Number of Warrants	Weighted Average Price Per Share
Outstanding at April 30, 2015	1,100,000	$1.00
Granted	-	-
Exercised	-	-
Cancel or expired	(1,100,000)	$1.00
Outstanding at January 31, 2016	-	-

NEW MEDIA INSIGHT GROUP, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JANUARY 31, 2016

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

There was a derivative in the Equity Purchase Agreement. The Company evaluated the terms of the conversion features of the equity purchase agreement in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined it is indexed to the Company’s common stock and that the conversion features meet the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability.

At expiry, the Company transferred the fair value of the derivative of $854,821 from liability to equity determined by using the following Black-Scholes assumptions:

Stock price	$0.007
Expected term	0.01 year
Expected volatility	237.7%
Risk free interest rate	0.019%
Dividend yield	0

NEW MEDIA INSIGHT GROUP, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JANUARY 31, 2016

(unaudited)

The continuity schedule of this derivative is as follows:

Balance -April 30, 2015	$1,768,464
Fair Value Adjustment	(913.643)
Transferred to equity upon expiry of equity purchase agreement	(854,821)
Balance – January 31, 2016	$-

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

The Company used the following Black-Scholes assumptions in arriving at the fair value of the derivative.

Stock price	$0.009
Expected term	0.19 year
Expected volatility	231.1.7%
Risk free interest rate	0.33%
Dividend yield	0

The continuity schedule of this derivative is as follows:

Balance -April 30, 2015	$-
Derivative Liability	70,924
Transfer to (from) due to conversion of note payable	(10,000)
Fair Value Adjustment	(30,117)
Balance – January 31, 2016	$91,041

NOTE 9. DUE TO RELATED PARTY

As at January 31, 2016 and April 30, 2015, the Company was obligated to a director, who is also an officer, for a non-interest bearing demand loan with a balance of $24,313 and $8,632, respectively. Interest is immaterial.

NEW MEDIA INSIGHT GROUP, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JANUARY 31, 2016

(unaudited)

NOTE 10. SUBSEQUENT EVENTS

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

Results of Operations for the Three Months Ended January 31, 2016 and 2015

We had no revenues from operations for the three months ended January 31, 2016 and 2015.

We incurred operating expenses of $715 for the three months ended January 31, 2016 compared to $81,679 for the three months ended January 31, 2015. The decrease is due to fewer consulting fees, travel and other cost in the current period as compared to prior year, in addition to depreciation and amortization expense of $93 incurred in the current period as compared to $25,133 for the same period last year.

Our interest expense was $1,524 for the three months ended January 31, 2016 as compared to $-0- for the same period in 2015. The current period interest was comprised primarily interest on our issued convertible debt.

As of January 31, 2016, we had outstanding convertible debt with variable conversion provisions that had the possibility of exceeding our common shares authorized when considering the number of possible shares that may be issuable to satisfy these settlement provisions. As such, we are required to determine the fair value of this derivative and mark to market each reporting period. For the three months ended January 31, 2016, we incurred a $369,868 gain on change in fair value of our derivative liabilities compared to $-0- in the same period last year.

Results of Operations for the Nine Months Ended January 31, 2016 and 2015

We had no revenues from operations for the nine months ended January 31, 2016 and 2015.

We incurred operating expenses of $55,249 for the nine months ended January 31, 2016 compared to $280,960 for the nine months ended January 31, 2015. The decrease is due to fewer fees, travel and other cost in the current period as compared to prior year, in addition to depreciation and amortization expense of $278 incurred in the current period as compared to $75,398 for the same period last year.

Our interest expense was $139,574 for the nine months ended January 31, 2016 as compared to $-0- for the same period in 2015. The current period interest was comprised primarily of debt discounts associated with issued convertible note and common stock issued as commitment fees for our line of credit.

As of January 31, 2016, we had outstanding convertible debt with variable conversion provisions that had the possibility of exceeding our common shares authorized when considering the number of possible shares that may be issuable to satisfy these settlement provisions. As such, we are required to determine the fair value of this derivative and mark to market each reporting period. For the nine months ended January 31, 2016, we incurred an $883,525 gain on change in fair value of our derivative liabilities compared to $-0- in the same period, last year.

Liquidity and Capital Resources

Nine Months Ended January 31, 2016 Compared to Nine Months Ended January 31, 2015

As of January 31, 2016, we had a working capital deficit (current liabilities in excess of current assets) of $207,782, comprised of cash of $832, which was offset by $42,760 of accounts payable and accrued expenses, $24,313 due to related party, $50,500 note payable and $91,041 of derivative liabilities. For the nine months ended January 31, 2016, we used $35,322 of cash in operating activities and $-0- of cash in investing activities. Cash provided by financing activities totaled $21,098, comprised of proceeds from the sale of our common stock of $5,417 and related party advances of $15,681. In the comparable period in 2015, our aggregate cash used in financing activities totaled $4,317 comprised of related party repayments. At January 31, 2016, we had cash of $832 compared to $15,056 at April 30, 2015. Our cash is held in bank deposit accounts. At January 31, 2016, we had $50,500 convertible debentures outstanding.

Cash used in operations for the nine months ended January 31, 2016 and 2015 was $35,322 and $201,489, respectively, which represent cash outlays for research and development and general and administrative expenses in such periods. The decrease in cash outlays principally resulted from fewer operating costs and general and administrative expenses net, with an increase of our outstanding accounts payable by $3,724.

We did not have investing activities for the nine months ended January 31, 2016 and 2015.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”). In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our disclosure controls and procedures regarding a lack of adequate personnel and adequate segregation of duties. Based on management’s evaluation of our disclosure controls and procedures as of January 31, 2016, our principal executive officer and principal financial officer have concluded that, as of that date, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

No changes were made to our internal control over financial reporting since the filing of our quarterly report on Form 10-Q for the quarter ended October 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

