Form 10-Q/A
period 2015-10-31
NEW MEDIA INSIGHT GROUP, INC.
filed 2017-09-20
CIK 1493040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q/A

Amendment No. 1

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

Large accelerated filer	[ ]			Accelerated filer	[ ]

Non-Accelerated filer	[ ]	Smaller reporting company	[X]	Emerging growth company	[ ]
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of September 19, 2017, there were 38,899,269 shares of registrant’s common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report of New Media Insight Group, Inc. (the “Company”) on Form 10-Q for the three and six months ended October 31, 2015, as filed with the Securities and Exchange Commission on June 13, 2017 (the “Original Filing”). This Amendment is being filed for the purpose of restating the Company’s balance sheet, statement of operations and cash flow statement to correct an accounting error in determining the fair value of embedded derivatives and associated debt discount on a convertible note, as described in Note 10 to the financial statements. The net effect of which was a decrease of $137 in reported net income for the six months ended October 31, 2015. In addition, the Overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operations has been revised. We have not updated the information contained herein for events occurring subsequent to June 13, 2017, the filing date of the Original Filing.

The following Items have been amended as a result of this restatement:

● Part I, Item 1, Financial Statements

● Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s independent registered public accounting firm has reviewed the unaudited financial statements included in this Amendment.

2

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

NEW MEDIA INSIGHT GROUP, INC.

CONDENSED BALANCE SHEETS

	October 31, 2015	April 30, 2015
	(unaudited) (Restated)
ASSETS
Current assets:
Cash	$734	$15,056
Total current assets	734	15,056

Property and equipment, net	1,051	1,237

Total Assets	$1,785	$16,293

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$40,828	$18,171
Due to related party	24,000	8,632
Convertible promissory note	28,363	60,500
Derivative liabilities	1,338,005	1,768,464
Total current liabilities	1,431,195	1,855,767

Stockholders’ deficit:
Preferred stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 850,000,000 shares authorized, 31,099,267 and 29,768,750 shares issued and outstanding as of October 31, 2015 and April 30, 2015, respectively	31,099	29,769
Additional paid in capital	(634,186)	(721,984)
Accumulated deficit	(826,323)	(1,147,259)
Total stockholders’ deficit	(1,429,410)	(1,839,474)

Total liabilities and stockholders’ deficit	$1,785	$16,293

The accompanying notes are an integral part of these unaudited condensed financial statements

NEW MEDIA INSIGHT GROUP, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended October 31,		Six months ended October 31,
	2015	2014	2015	2014
	(Restated)		Restated)
REVENUES	$-	$-	$-	$-

OPERATING EXPENSES:
Selling, general and administrative	27,273	79,728	54,348	149,015
Depreciation and amortization	93	25,133	186	50,265
Total operating expenses	27,366	104,861	54,534	199,280

Net loss from operations	(27,366)	(104,861)	(54,534)	(199,280)

OTHER INCOME (EXPENSES):
Interest expense	(114,023)	-	(115,913)	-
Change in fair value of derivative liabilities	297,801	-	491,383	-
Total other income (expense)	183,778	-	375,470	-

NET INCOME (LOSS)	$156,412	$(104,861)	$320,936	$(199,280)

Basic income (loss) per common share	$0.01	$(0.00)	$0.01	$(0.01)

Diluted income (loss) per common share	$0.00	$(0.00)	$0.00	$(0.01)

Weighted average number of common shares outstanding-basic	30,485,994	29,768,750	30,570,281	29,768,750

Weighted average number of common shares outstanding-diluted	226,436,782	29,768,750	226,521,069	29,768,750

The accompanying notes are an integral part of these unaudited condensed financial statements

NEW MEDIA INSIGHT GROUP, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED OCTOBER 31, 2015

(unaudited)

(Restated)

					Additional
	Preferred stock		Common stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, April 30, 2014	-	$-	29,768,750	$29,769	$1,159,609	$(911,471)	$277,907
Derivative liability	-	-	-	-	(1,881,593)	-	(1,881,593)
Net loss	-	-	-	-	-	(235,788)	(235,788)
Balance, April 30, 2015	-	$-	29,768,750	$29,769	$(721,984)	$(1,147,259)	$(1,839,474)
Common stock issued in as commitment fees	-	-	531,368	531	63,180	-	63,711
Common stock issued in settlement of convertible debt	-	-	666,667	667	19,333	-	20,000
Sale of common stock	-	-	132,482	132	5,285	-	5,417
Net income	-	-	-	-	-	320,936	320,936
Balance, October 31, 2015	-	$-	31,099,267	$31,099	$(634,186)	$(826,323)	$(1,429,410)

The accompanying notes are an integral part of these unaudited condensed financial statements

NEW MEDIA INSIGHT GROUP, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended October 31,
	2015	2014
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) for the period	$320,936	$(199,280)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	186	50,265
Amortization of debt discounts	34,882	-
Common stock issued as commitment fee	63,711	-
Change in fair value of derivative liabilities	(491,383)	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	22,657	(5,029)
Net cash used in operating activities	(35,107)	(154,044)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from (payments to) related party	15,368	(4,321)
Sale of common stock	5,417	-
Net cash provided by (used in) financing activities	20,785	(4,321)

Net decrease in cash	(14,322)	(158,365)

Cash-beginning of period	15,056	210,099
Cash-end of period	$734	$51,734

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Common stock issued in settlement of convertible note payable	$10,000	$-

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

OCTOBER 31, 2015

(unaudited)

NOTE 3. GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of October 31, 2015, the Company had cash of $734 and working capital deficit (current liabilities in excess of current assets) of $1,430,461. During the six months ended October 31, 2015, the Company used net cash in operating activities of $35,107. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company does not have sufficient funds to meet its funding requirements.

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

NEW MEDIA INSIGHT GROUP, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

OCTOBER 31, 2015

(unaudited)

The Company registered 16,397,960 shares in accordance with a certain Registration Rights Agreement and Equity Purchase Agreement, each dated December 10, 2014 and subsequently became effective on March 13, 2015. The percentage of the total outstanding common stock registered for resale by the selling security holders was 35.5%, based on the 46,116,621 common shares outstanding as of October 31, 2015.

In consideration for the execution and delivery of the Equity Purchase Agreement by Premier Venture, during the six months ended October 31, 2015, the Company issued Premier Venture 71,429 shares of common stock as initial commitment and 459,939 shares of common stock as additional commitment and charged the fair value of $63,711 to operations as interest expense.

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

Convertible Promissory Note with Iconic Holdings

On April 9, 2015, we entered in a note purchase agreement with Iconic Holdings, LLC (“Iconic”). Pursuant to this agreement, we sold a convertible promissory note representing the sum of $60,500 to Iconic for $50,000 in cash, $5,000 for due diligence services, and $5,500 as an original issue discount. The note is due April 9, 2016, carries 10% interest per annum and may be converting into common shares of our company at a conversion price of 60% of the lowest trading price of our common stock during the 15 consecutive trading days prior to the date on which holder elects to convert all or part of the note. The carrying value of the note of $28,363 on the accompanying balance sheet at October 31, 2015 is net of unamortized debt discount of $32,137. During the six months ended October 31, 2015, the Company amortized $28,363 to current period interest expense. As of the date of this filing, the note is in default.

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

The Company used the following Black-Scholes assumptions in arriving at the fair value of the derivative.

Stock price	$0.015
Expected term	1.92 years
Expected volatility	243.7%
Risk free interest rate	0.75%
Dividend yield	0

The continuity schedule of this derivative is as follows:

Balance -April 30, 2015	$-
Derivative Liability	70,924
Transfer to (from) due to conversion of note payable	(10,000)
Fair Value Adjustment	22,660
Balance – October 31, 2015	$83,584

NOTE 9. DUE TO RELATED PARTY

As at October 31, 2015 and April 30, 2015, the Company was obligated to a director, who is also an officer, for a non-interest bearing demand loan with a balance of $24,000 and $8,632, respectively. Interest is immaterial.

NEW MEDIA INSIGHT GROUP, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

OCTOBER 31, 2015

(unaudited)

NOTE 10. RESTATEMENT

The accompanying condensed balance sheet as of October 31, 2015, statement of operations for the three and six months ended October 31, 2015 and the condensed statement of cash flows for the six months ended October 31, 2015 has been restated for the purpose of correcting an error in determining the fair value of embedded derivatives and associated debt discount on a convertible note.

Accordingly, the Company restated the condensed balance sheet as of October 31, 2015, statement of operations for the three and six months ended October 31, 2015 and the condensed statement of cash flows for the six months ended October 31, 2015 by disclosing this error in this Form 10-Q/A.

The changes in the reported amounts are summarized in the following reconciliation of the Company’s restated condensed balance sheet as of October 31, 2015:

NEW MEDIA INSIGHT GROUP, INC.

CONDENSED BALANCE SHEET

OCTOBER 31, 2015

(unaudited)

	(As restated)	(As reported)

ASSETS
Total assets (unchanged)	$1,785	$1,785

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses (minor rounding)	40,827	40,828
Due to related party	24,000	24,000
Convertible promissory note	28,363	50,500
Derivative liability	1,338,005	1,315,730
Total current liabilities	1,431,195	1,855,767

Stockholders’ deficit	(1,429,410)	(1,429,273)

Total liabilities and stockholders’ deficit	$1,785	$1,785

NEW MEDIA INSIGHT GROUP, INC.

CONDENSED STATEMENT OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2015

(unaudited)

	(As restated)	(As reported)

Operating expenses (minor rounding)	$27,366	$27 367

Other income (expense)
Interest expense	(114,023)	(136,160)
Change in fair value of derivative liability	297,801	320,076
Net income	$156,412	$156,549

Basic income per common share	$0.01	$0.01
Diluted income per common share	$0.00	$0.0

NEW MEDIA INSIGHT GROUP, INC.

CONDENSED STATEMENT OF OPERATIONS

SIX MONTHS ENDED OCTOBER 31, 2015

(unaudited)

	(As restated)	(As reported)

Operating expenses (minor rounding)	$54,534	$54,535

Other income (expense)
Interest expense	(115,913)	(138,050)
Change in fair value of derivative liability	491,383	513,658
Net income	$320,936	$375,608

Basic income per common share	$0.01	$0.01
Diluted income per common share	$0.00	$0.0

NEW MEDIA INSIGHT GROUP, INC.

CONDENSED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED OCTOBER 31, 2015

(unaudited)

	(As restated)	(As reported)
Cash flows from operating activities:
Net income	$320,936	$321,073
Amortization of debt discounts	34,882	70,924
Change in fair value of derivative liabilities	(491,383)	(513,658)
Other operating activities	100,458	86,554
Net cash used in operating activities	(35,107)	(35,107)

Net cash provided by financing activities (unchanged)	20,785	20,785
Net decrease in cash	(14,322)	(14,322)
Cash-beginning of period	15,056	15,056
Cash-end of period	$734	$734

NOTE 11. SUBSEQUENT EVENTS

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

On June 2, 2016, the Company entered into a debt settlement agreement (the “Debt Settlement Agreement”) with Mr. Palethorpe, pursuant to which the Company and Mr. Palethorpe agreed to settle certain outstanding debt owed to Mr. Palethorpe by the Company for services previously provided by Mr. Palethorpe to the Company. The Company agreed to (i) pay Mr. Palethorpe $2,800 in cash on the closing date (the “Closing Date”), (ii) pay Mr. Palethorpe $5,000 upon the completion of the audit of the Company’s financial statements for the most recently completed fiscal year, together with the receipt by the Company of a final audit report by the auditor, and (iii) issue to Mr. Palethorpe 3,500,000 shares of Company common stock on the Closing Date. The Debt Settlement Agreement was effective as of the closing of the various other agreements herein described on August 8, 2016.

Effective August 9, 2016, Michael Palethorpe, the Company’s President, Chief Executive Officer, Secretary, Treasurer, sole director and majority stockholder, sold to each of ACP, an entity wholly owned by David Kugelman, the Company’s temporary Chief Financial Officer, Leone and Summit 5,666,666 shares of Company common stock in exchange for payment of $567 ($1,700 in the aggregate) to Mr. Palethorpe (collectively, the “Palethorpe Sales”). Each of ACP, Leone and Summit used his or its personal funds for such stock purchases. The Palethorpe Sales resulted in a change of control of the Company. As a result of the Palethorpe Sales, each of ACP, Leone and Summit owned approximately 18.2% of the Company’s outstanding common stock, based on 31,099,267 shares outstanding.

In addition, effective August 8, 2016:

(i) Each of ACP, Leone and Summit purchased from the Company 933,334 shares in exchange for payment of $934 ($2,802 in the aggregate) to the Company (the “KLS Sales”),

(ii) Iconic Holdings, LLC (“Iconic”) purchased from the Company 1,500,000 shares in exchange for payment of $1,500 to the Company (the “Iconic Sale”), and

(iii) Mr. Palethorpe purchased from the Company 3,500,000 shares valued at $3,500 (collectively with the KLS Sales and the Iconic Sale, the “Company Sales”).

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

Overview

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

Effective September 1, 2013, our company entered into an exclusive agency agreement with Paywith Worldwide Inc., pursuant to which our company acquired the right to market mobile cards called mCards throughout the United States, with exclusivity and ownership in the following territories: Arizona, Colorado, Nevada, Oregon, Utah and Washington. Pursuant to the agreement, our company will generate revenue associated with every mCard transaction that takes place using the mCardNetwork. Although we have paid Paywith $150,000 for the exclusive rights discussed above, we have not met our other obligations to Paywith to date.

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

On April 9, 2015, we entered in a note purchase agreement with Iconic Holdings, LLC (“Iconic”). Pursuant to this agreement, we sold a convertible promissory note representing the sum of $60,500 to Iconic for $50,000 in cash, $5,000 for due diligence services, and $5,500 as an original issue discount. The note was due on April 9, 2016, carries 10% interest per annum and may be converted into common shares of our company at a conversion price of 60% of the lowest trading price of our common stock during the 15 consecutive trading days prior to the date on which holder elects to convert all or part of the note. This note currently is in default.

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

On June 2, 2016, the Company entered into a debt settlement agreement (the “Debt Settlement Agreement”) with Mr. Palethorpe, pursuant to which the Company and Mr. Palethorpe agreed to settle certain outstanding debt owed to Mr. Palethorpe by the Company for services previously provided by Mr. Palethorpe to the Company. The Company agreed to (i) pay Mr. Palethorpe $2,800 in cash on the closing date (the “Closing Date”), (ii) pay Mr. Palethorpe $5,000 upon the completion of the audit of the Company’s financial statements for the most recently completed fiscal year, together with the receipt by the Company of a final audit report by the auditor, and (iii) issue to Mr. Palethorpe 3,500,000 shares of Company common stock on the Closing Date. The Debt Settlement Agreement was effective as of the closing of the various other agreements herein described on August 8, 2016.

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

On August 8, 2016, Mr. Palethorpe resigned as Chief Financial Officer of the Company. Mr. Palethorpe retained the titles of President, Chief Executive Officer, Secretary and Treasurer and remained a member of the Company’s board of directors. Mr. Palethorpe initially agreed to retain his officer positions with the Company for a period not to exceed six months from the closing date of the Palethorpe Sales, and subsequently agreed to remain as an officer of the Company in order to assist the Company with its delinquent SEC reports. It is anticipated that Mr. Palethorpe will resign his positions with the Company once the Company is current in its SEC reporting obligations. Also on August 8, 2016, the Company appointed Kugelman as the Company’s temporary Chief Financial Officer.

On August 12, 2016, the Company sold 2,800,002 shares of its common stock for net proceeds of $2,800, issued 1,500,000 of its common stock for services valued at $7,500 and 3,500,000 shares of its common stock in settlement of its related party loans due of $16,713.

Our company’s goal was to work with local merchants and small and medium sized businesses to help them improve their customer loyalty and attract new customers. Our unique mobile and social marketing solutions were designed to engage consumers in transacting using their mobile devices, including with mobile payments, mobile/smart phone marketing, mobile search engine optimization, and social media advertising. In order to successfully implement our business model, we need to raise additional funds. There is no assurance that we will be able to raise additional funds and, if funds are raised, whether we will be able to implement our business model.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended April 30, 2015.

Results of Operations for the Three Months Ended October 31, 2015 and 2014

We had no revenues from operations for the three months ended October 31, 2015 and 2014.

We incurred operating expenses of $27,366 for the three months ended October 31, 2015 compared to $104,861 for the three months ended October 31, 2014. The decrease is due to fewer consulting fees, travel and other cost in the current period as compared to prior year, in addition to depreciation and amortization expense of $93 incurred in the current period as compared to $25,133 for the same period last year.

Our interest expense was $114.023 for the three months ended October 31, 2015 as compared to $-0- for the same period in 2015. The current period interest was comprised primarily of debt discounts associated with issued convertible note and common stock issued as commitment fees for our line of credit.

As of October 31, 2015, we had outstanding convertible debt and line of credit with variable conversion provisions that had the possibility of exceeding our common shares authorized when considering the number of possible shares that may be issuable to satisfy these settlement provisions. As such, we are required to determine the fair value of this derivative and mark to market each reporting period. For the three months ended October 31, 2015, we incurred a $297,801 gain on change in fair value of our derivative liabilities compared to $-0- in the same period last year.

Results of Operations for the Six Months Ended October 31, 2015 and 2014

We had no revenues from operations for the six months ended October 31, 2015 and 2014.

We incurred operating expenses of $54,534 for the six months ended October 31, 2015 compared to $199,280 for the six months ended October 31, 2014. The decrease is due to fewer consulting fees, travel and other cost in the current period as compared to prior year, in addition to depreciation and amortization expense of $186 incurred in the current period as compared to $50,265 for the same period last year.

Our interest expense was $115,913 for the six months ended October 31, 2015 as compared to $-0- for the same period in 2014. The current period interest was comprised primarily of debt discounts associated with issued convertible note and common stock issued as commitment fees for our line of credit.

As of October 31, 2015, we had outstanding convertible debt and line of credit with variable conversion provisions that had the possibility of exceeding our common shares authorized when considering the number of possible shares that may be issuable to satisfy these settlement provisions. As such, we are required to determine the fair value of this derivative and mark to market each reporting period. For the six months ended October 31, 2015, we incurred a $491,383 gain on change in fair value of our derivative liabilities compared to $-0- in the same period, last year.

Liquidity and Capital Resources

Six Months Ended October 31, 2015 Compared to Six Months Ended October 31, 2014

As of October 31, 2015, we had a working capital deficit (current liabilities in excess of current assets) of $1,430,461, comprised of cash of $734, which was offset by $40,827 of accounts payable and accrued expenses, $24,000 due to related party, $28,363 note payable and $1,338,005 of derivative liabilities. For the six months ended October 31, 2015, we used $35,107 of cash in operating activities and $-0- of cash in investing activities. Cash provided by financing activities totaled $20,785, comprised of proceeds from the sale of our common stock of $5,417 and related party advances of $15,368. In the comparable period in 2014, our aggregate cash used in financing activities totaled $4,321 comprised of related party repayments. At October 31, 2015, we had cash of $734 compared to $15,056 at April 30, 2015. Our cash is held in bank deposit accounts. At October 31, 2015, we had $50,500 convertible debentures outstanding.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of October 31, 2015, an evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”). In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our disclosure controls and procedures regarding a lack of adequate personnel and adequate segregation of duties. Based on management’s evaluation of our disclosure controls and procedures as of October 31, 2015, our principal executive officer and principal financial officer have concluded that, as of that date, our disclosure controls and procedures were not effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On April 9, 2015, the Company issued an aggregate of $60,500 in unsecured promissory notes due on year from issuance at 10% per annum payable at maturity. The note, as of the date of this filing, is in default.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Description
Number

10.1	Note Purchase Agreement dated April, 9, 2015 between our company and Iconic Holdings, LLC (incorporated by reference to Exhibit 10.1 filed with the registrant’s quarterly report on Form 10-Q for the quarter ended October 31, 2015).

10.2	Convertible Promissory Note dated April, 9, 2015 between our company and Iconic Holdings, LLC (incorporated by reference to Exhibit 10.2 filed with the registrant’s quarterly report on Form 10-Q for the quarter ended October 31, 2015).

31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer

32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW MEDIA INSIGHT GROUP, INC.

Dated: September 20, 2017	By:	/s/ Michael Palethorpe
Michael Palethorpe
President, Chief Executive Officer, Secretary and Treasurer
(principal executive officer)

	By:	/s/ David Kugelman
David Kugelman
Interim Chief Financial Officer (principal financial officer and principal accounting officer)

