Form 10-Q/A
period 2016-01-31
NEW MEDIA INSIGHT GROUP, INC.
filed 2017-09-20
CIK 1493040

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report of New Media Insight Group, Inc. (the “Company”) on Form 10-Q for the three and nine months ended January 31, 2016, as filed with the Securities and Exchange Commission on June 13, 2017 (the “Original Filing”). This Amendment is being filed for the purpose of restating the Company’s balance sheet, statement of operations and cash flow statement to correct an accounting error in determining the fair value of embedded derivatives and associated debt discount on a convertible note, as described in Note 10 to the financial statements. The net effect of which was a decrease of $26,679 in reported net income for the nine months ended January 31, 2016. In addition, the Overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operations has been revised. We have not updated the information contained herein for events occurring subsequent to June 13, 2017, the filing date of the Original Filing.

The following Items have been amended as a result of this restatement:

•	Part I, Item 1, Financial Statements
•	Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

NEW MEDIA INSIGHT GROUP, INC.

CONDENSED BALANCE SHEETS

	January 31, 2016	April 30, 2015
	(unaudited) (Restated)
ASSETS
Current assets:
Cash	$832	$15,056
Total current assets	832	15,056

Property and equipment, net	959	1,237

Total Assets	$1,791	$16,293

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$42,759	$18,171
Due to related party	24,313	8,632
Convertible promissory note	41,092	60,500
Derivative liabilities	127,129	1,768,464
Total current liabilities	235,293	1,855,767

Stockholders’ deficit:
Preferred stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 850,000,000 shares authorized, 31,099,267 and 29,768,750 shares issued and outstanding as of January 31, 2016 and April 30, 2015, respectively	31,099	29,769
Additional paid in capital	220,635	(721,984)
Accumulated deficit	$(485,236)	(1,147,259)
Total stockholders’ deficit	$(233,502)	(1,839,474)

Total liabilities and stockholders’ deficit	$1,791	$16,293

The accompanying notes are an integral part of these unaudited condensed financial statements

NEW MEDIA INSIGHT GROUP, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended January 31,		Nine months ended January 31,
	2016	2015	2016	2015
	(Restated)		(Restated)
REVENUES	$-	$-	$-	$-

OPERATING EXPENSES:
Selling, general and administrative	622	56,546	54,971	205,562
Depreciation and amortization	93	25,133	278	75,398
Total operating expenses	715	81,679	55,249	280,960

Net loss from operations	(715)	(81,679)	(55,249)	(280,960)

OTHER INCOME (EXPENSES):
Interest expense	(14,253)	-	(130,166)	-
Change in fair value of derivative liabilities	356,054	-	847,438	-
Total other income (expense)	341,801	-	717,272	-

NET INCOME (LOSS)	$341,085	$(81,679)	$662,023	$(280,960)

Basic income (loss) per common share	$0.01	$(0.00)	$0.02	$(0.01)

Diluted income (loss) per common share	$0.01	$(0.00)	$0.01	$(0.01)

Weighted average number of common shares outstanding-basic	31,099,267	29,768,750	30,690,418	29,768,750

Weighted average number of common shares outstanding-diluted	46,499,115	29,768,750	46,090,266	29,768,750

The accompanying notes are an integral part of these unaudited condensed financial statements

NEW MEDIA INSIGHT GROUP, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED JANUARY 31, 2016

(unaudited)

(Restated)

					Additional
	Preferred stock		Common stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, April 30, 2014	-	$-	29,768,750	$29,769	$1,159,609	$(911,471)	$277,907
Derivative liability	-	-	-	-	(1,881,593)	-	(1,881,593)
Net loss	-	-	-	-	-	(235,788)	(235,788)
Balance, April 30, 2015	-	$-	29,768,750	$29,769	$(721,984)	$(1,147,259)	$(1,839,474)
Common stock issued in as commitment fees	-	-	531,368	531	63,180	-	63,711
Common stock issued in settlement of convertible debt	-	-	666,667	667	19,333	-	20,000
Sale of common stock	-	-	132,482	132	5,285	-	5,417
Reclassify fair value of derivative liability to equity upon expiry of line of credit	-	-	-	-	854,821	-	854,821
Net income	-	-	-	-	-	662,023	662,023
Balance, January 31, 2016	-	$-	31,099,267	$31,099	$220,635	$(485,236)	$(233,502)

The accompanying notes are an integral part of these unaudited condensed financial statements

NEW MEDIA INSIGHT GROUP, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended January 31,
	2016	2015
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) for the period	$662,023	$(280,960)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	278	75,398
Amortization of debt discounts	47,611	-
Common stock issued as commitment fee	63,711	-
Change in fair value of derivative liabilities	(847,438)	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	24,589	4,073
Net cash used in operating activities	(35,322)	(201,489)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from (payments to) related party	15,681	(4,317)
Sale of common stock	5,417	-
Net cash provided by (used in) financing activities	21,098	(4,317)

Net decrease in cash	(14,224)	(205,806)

Cash-beginning of period	15,056	210,099
Cash-end of period	$832	$4,293

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Common stock issued in settlement of convertible note payable	$10,000	$-
Reclassify derivative liability to equity upon expiry of line of credit	$854,821	$-

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JANUARY 31, 2016

(unaudited)

NOTE 3. GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of January 31, 2016, the Company had cash of $832 and working capital deficit (current liabilities in excess of current assets) of $234,461 During the nine months ended January 31, 2016, the Company used net cash in operating activities of $35,322. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company does not have sufficient funds to meet its funding requirements.

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

In consideration for the execution and delivery of the Equity Purchase Agreement by Premier Venture, during the nine months ended January 31, 2016, the Company issued Premier Venture 71,429 shares of common stock as initial commitment and 459,939 shares of common stock as additional commitment and charged the fair value of $63,711 to operations as interest expense.

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

Convertible Promissory Note with Iconic Holdings

On April 9, 2015, we entered in a note purchase agreement with Iconic Holdings, LLC (“Iconic”). Pursuant to this agreement, we sold a convertible promissory note representing the sum of $60,500 to Iconic for $50,000 in cash, $5,000 for due diligence services, and $5,500 as an original issue discount. The note is due April 9, 2016, carries 10% interest per annum and may be converting into common shares of our company at a conversion price of 60% of the lowest trading price of our common stock during the 15 consecutive trading days prior to the date on which holder elects to convert all or part of the note. The carrying value of the note of $41,092 on the accompanying balance sheet at January 31, 2016 is net of unamortized debt discount of $9.408. During the nine months ended January 31, 2016, the Company amortized $51,092 to current period interest expense. As of the date of this filing, the note is in default.

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

The Company used the following Black-Scholes assumptions in arriving at the fair value of the derivative.

Stock price	$0.009
Expected term	1.67 year
Expected volatility	231.1.7%
Risk free interest rate	0.76%
Dividend yield	0

The continuity schedule of this derivative is as follows:

Balance -April 30, 2015	$-
Derivative Liability	70,924
Transfer to (from) due to conversion of note payable	(10,000)
Fair Value Adjustment	66,205
Balance – January 31, 2016	$127,129

NOTE 9. DUE TO RELATED PARTY

As at January 31, 2016 and April 30, 2015, the Company was obligated to a director, who is also an officer, for a non-interest bearing demand loan with a balance of $24,313 and $8,632, respectively. Interest is immaterial.

NEW MEDIA INSIGHT GROUP, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JANUARY 31, 2016

(unaudited)

NOTE 10. RESTATEMENT

The accompanying condensed balance sheet as of January 31, 2016, statement of operations for the three and nine months ended January 31, 2016 and the condensed statement of cash flows for the nine months ended January 31, 2016 has been restated for the purpose of correcting an error in determining the fair value of embedded derivatives and associated debt discount on a convertible note.

Accordingly, the Company restated the condensed balance sheet as of January 31, 2016, statement of operations for the three and nine months ended January 31, 2016 and the condensed statement of cash flows for the nine months ended January 31, 2016 by disclosing this error in this Form 10-Q/A.

The changes in the reported amounts are summarized in the following reconciliation of the Company’s restated condensed balance sheet as of October 31, 2015:

NEW MEDIA INSIGHT GROUP, INC.

CONDENSED BALANCE SHEET

JANUARY 31, 2016

(unaudited)

	(As restated)	(As reported)

ASSETS
Total assets (unchanged)	$1,791	$1,791

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses (minor rounding)	42,759	42,760
Due to related party	24,313	24,313
Convertible promissory note	41,092	50,500
Derivative liability	127,129	91,041
Total current liabilities	235,293	208,614

Stockholders’ deficit	(233,502)	(458,557)

Total liabilities and stockholders’ deficit	$1,791	$1,791

NEW MEDIA INSIGHT GROUP, INC.

 CONDENSED STATEMENT OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2016

(unaudited)

	(As restated)	(As reported)

Operating expenses (minor rounding)	$716	$715

Other income (expense)
Interest expense	(14,253)	(1,524)
Change in fair value of derivative liability	356,054	369,868
Net income	$341,085	$367,629

Basic income per common share	$0.01	$0.01
Diluted income per common share	$0.01	$0.1

NEW MEDIA INSIGHT GROUP, INC.

CONDENSED STATEMENT OF OPERATIONS

NINE MONTHS ENDED JANUARY 31, 2016

(unaudited)

	(As restated)	(As reported)

Operating expenses	$55,249	$55,249

Other income (expense)
Interest expense	(130,166)	(139,574)
Change in fair value of derivative liability	847,438	883,525
Net income	$662,023	$688,702

Basic income per common share	$0.02	$0.02
Diluted income per common share	$0.01	$0.02

NEW MEDIA INSIGHT GROUP, INC.

CONDENSED STATEMENT OF CASH FLOWS

NINE MONTHS ENDED JANUARY 31, 2016

(unaudited)

	(As restated)	(As reported)
Cash flows from operating activities:
Net income	$662,023	$688,702
Amortization of debt discounts	47,611	70,924
Change in fair value of derivative liabilities	(847,438)	(883,526
Other operating activities	102,482	88,578
Net cash used in operating activities	(35,322)	(35,322)

Net cash provided by financing activities (unchanged)	21,098	21,098
Net decrease in cash	(14,224)	(14,224)
Cash-beginning of period	15,056	15,056
Cash-end of period	$832	$832

NOTE 11.SUBSEQUENT EVENTS

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

On June 2, 2016, the Company entered into a debt settlement agreement (the “Debt Settlement Agreement”) with Mr. Palethorpe, pursuant to which the Company and Mr. Palethorpe agreed to settle certain outstanding debt owed to Mr. Palethorpe by the Company for services previously provided by Mr. Palethorpe to the Company. The Company agreed to (i) pay Mr. Palethorpe $2,800 in cash on the closing date (the “Closing Date”), (ii) pay Mr.Palethorpe $5,000 upon the completion of the audit of the Company’s financial statements for the most recently completed fiscal year, together with the receipt by the Company of a final audit report by the auditor, and (iii) issue to Mr. Palethorpe 3,500,000 shares of Company common stock on the Closing Date. The Debt Settlement Agreement was effective as of the closing of the various other agreements herein described on August 8, 2016.

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

We incurred operating expenses of $716 for the three months ended January 31, 2016 compared to $81,679 for the three months ended January 31, 2015. The decrease is due to fewer consulting fees, travel and other cost in the current period as compared to prior year, in addition to depreciation and amortization expense of $93 incurred in the current period as compared to $25,133 for the same period last year.

Our interest expense was $14,253 for the three months ended January 31, 2016 as compared to $-0- for the same period in 2015. The current period interest was comprised primarily interest on our issued convertible debt and debt discount amortization.

As of January 31, 2016, we had outstanding convertible debt with variable conversion provisions that had the possibility of exceeding our common shares authorized when considering the number of possible shares that may be issuable to satisfy these settlement provisions. As such, we are required to determine the fair value of this derivative and mark to market each reporting period. For the three months ended January 31, 2016, we incurred a $356,054 gain on change in fair value of our derivative liabilities compared to $-0- in the same period last year.

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

Our interest expense was $130,166 for the nine months ended January 31, 2016 as compared to $-0- for the same period in 2015. The current period interest was comprised primarily of debt discounts associated with issued convertible note and common stock issued as commitment fees for our line of credit.

As of January 31, 2016, we had outstanding convertible debt with variable conversion provisions that had the possibility of exceeding our common shares authorized when considering the number of possible shares that may be issuable to satisfy these settlement provisions. As such, we are required to determine the fair value of this derivative and mark to market each reporting period. For the nine months ended January 31, 2016, we incurred an $847,438 gain on change in fair value of our derivative liabilities compared to $-0- in the same period, last year.

Liquidity and Capital Resources

Nine Months Ended January 31, 2016 Compared to Nine Months Ended January 31, 2015

As of January 31, 2016, we had a working capital deficit (current liabilities in excess of current assets) of $234,461, comprised of cash of $832, which was offset by $42,759 of accounts payable and accrued expenses, $24,313 due to related party, $41,092 note payable and $127,129 of derivative liabilities. For the nine months ended January 31, 2016, we used $35,322 of cash in operating activities and $-0- of cash in investing activities. Cash provided by financing activities totaled $21,098, comprised of proceeds from the sale of our common stock of $5,417 and related party advances of $15,681. In the comparable period in 2015, our aggregate cash used in financing activities totaled $4,317 comprised of related party repayments. At January 31, 2016, we had cash of $832 compared to $15,056 at April 30, 2015. Our cash is held in bank deposit accounts. At January 31, 2016, we had $50,500 convertible debentures outstanding.

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

Changes in Internal Control over Financial Reporting

No changes were made to our internal control over financial reporting since the filing of our quarterly report on Form 10-Q/A for the quarter ended October 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

